Form 10-Q
period 1995-06-30
FIRST EVERGREEN CORP
filed 1995-08-11
CIK 278138

                                    ORIGINAL
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

    X       Quarterly Report pursuant to Section 13 or 15(d) of the
 -------    Securities Exchange Act of 1934.
            For the period ended June 30, 1995.

 ------- Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
            For the transition period from _______ to _______.


                         Commission file number 2-94209


                          FIRST EVERGREEN CORPORATION
             (Exact name of registrant as specified in its charter)


Delaware                                                  36-2952700
(State or other jurisdiction                        (I.R.S. Employer
 incorporation or organization)                  Identification No.)


3101 W. 95th Street, Evergreen Park, Illinois                  60642
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:   (708) 422-6700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing for the past 90 days.  Yes   X           No
                                  -----            -----

Indicate the number of shares outstanding of each issuer's class of common stock, as of the latest practicable date.


Common Stock - $25.00 par value, 2,000,000 shares authorized, 432,842 shares issued and 403,612 shares outstanding at July 31, 1995.

                          FIRST EVERGREEN CORPORATION



PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS


                                                                                                    Page
                                                                                                   Numbers
                                                                                                   -------
     Consolidated Balance Sheets ...............................  3
     Consolidated Statements of Income .........................  4
     Consolidated Statements of Cash Flows .....................  6
     Notes to Consolidated Financial Statements ................  7



  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS ...............  8



PART II - OTHER INFORMATION



  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ................... 11



FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Condition
(Unaudited)

                                                         June 30,       December 31,
                                                           1995             1994
                                                   ---------------  ---------------
                        ASSETS
Cash and due from banks                             $   50,105,173   $   68,711,783
Securities available for sale
  (carried at market value)                            137,425,050      128,581,562
Federal funds sold                                      28,000,000                0
Securities held to maturity
  (carried at amortized cost)
  U.S. Treasury obligations                            286,150,965      395,069,714
  U.S. Government agencies                             427,868,458      445,233,900
  Obligations of states and political subs.            146,930,959      131,657,144
  Mortgage-backed securities                            44,525,164       35,442,348
  Collateralized mortgage obligations                  171,327,303      127,651,180
  Other securities                                       1,385,400        1,385,400
                                                   ---------------  ---------------
    Total Held to Maturity                           1,078,188,249    1,136,439,686
      (Market value of $1,099,878,000 in 1995
       and $1,117,807,000 in 1994)

Loans                                                  495,437,108      478,764,434
  Less allowance for loan losses                        (3,846,984)      (3,852,390)
                                                   ---------------  ---------------
    Net loans                                          491,590,124      474,912,044

Bank premises and equipment (net)                       29,022,343       28,461,567
Accrued interest receivable                             20,879,152       24,484,116
Goodwill and other intangibles (net)                     5,544,773        5,965,895
Other assets                                            13,691,399        4,478,504
                                                   ---------------  ---------------
                                                   $ 1,854,446,263  $ 1,872,035,157
                                                   ===============  ===============


         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Demand deposits                                  $   155,599,965  $   178,025,251
  Savings deposits and NOW accounts                    658,156,303      771,800,903
  Money market accounts                                 98,186,709      101,015,611
  Time deposits                                        741,584,660      643,775,088
                                                   ---------------  ---------------
    Total deposits                                   1,653,527,637    1,694,616,853

  Federal funds purchased and securities sold under
     agreements to repurchase                           10,140,000       13,160,000
  Accrued interest and other liabilities                27,140,104        6,794,518
                                                   ---------------  ---------------
    Total liabilities                                1,690,807,741    1,714,571,371
                                                   ---------------  ---------------
Stockholders' equity
  Common stock - authorized, 2,000,000 shares
    of $25 par value; issued, 432,842 shares
    in 1995 and 1994                                    10,821,050       10,821,050
  Surplus                                                4,814,972        4,814,972
  Retained earnings                                    155,519,274      150,658,871
  Unrealized loss - AFS                                   (232,409)      (1,926,440)
                                                   ---------------  ---------------
                                                       170,922,887      164,368,453
  Less treasury stock - at cost, 29,215 shares
    in 1995 and 28,258 shares in 1994                   (7,284,365)      (6,904,667)
                                                   ---------------  ---------------
    Total stockholders' equity                         163,638,522      157,463,786
                                                   ---------------  ---------------
                                                   $ 1,854,446,263  $ 1,872,035,157
                                                   ===============  ===============


The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(unaudited)

                                                        Three months ended June 30
                                                      -------------------------------
                                                          1995               1994
                                                      ------------       ------------
Interest income
  Interest and fees on loans                          $ 10,009,764       $  9,054,167
  Interest and dividends on investment securities
    Taxable securities                                  15,767,055         16,545,382
    Securities exempt from Federal taxes                 2,257,232          1,918,941
    Dividends                                               20,706             20,706
  Interest on available for sale securities              2,242,926          1,463,722
  Interest on Federal funds sold                           535,572            131,008
                                                      ------------       ------------
      Total interest income                             30,833,255         29,133,926
                                                      ------------       ------------
Interest expense
  Interest on deposits                                  15,837,692         13,261,652
  Interest on Federal funds purchased and Securities
     Sold under Agreements to Repurchase                   122,424                  0
                                                      ------------       ------------
      Total interest expense                            15,960,116         13,261,652
                                                      ------------       ------------
      Net interest income                               14,873,139         15,872,274

Provision for loan losses                                        0                  0
      Net interest income after provision
        for loan losses                                 14,873,139         15,872,274
                                                      ------------       ------------
Other operating income
  Service charges on deposit accounts                      749,999            751,728
  Trust department income                                  467,151            402,402
  Other income                                             447,080            331,824
  Net security gains (losses)                            1,089,442           (299,949)
                                                      ------------       ------------
      Total other operating income                       2,753,672          1,186,005

Other operating expenses
  Salaries and employee benefits                         5,441,379          5,078,974
  Net occupancy expense of bank premises                   821,234            734,182
  Equipment depreciation, rentals and maintenance          624,183            521,812
  Insurance                                              1,020,504          1,048,026
  Outside fees and services                                503,231            478,303
  Data processing                                          526,557            489,325
  Other expenses                                         1,583,540          1,370,829
                                                      ------------       ------------
      Total other operating expenses                    10,520,628          9,721,451
                                                      ------------       ------------
      Income before income tax expense                   7,106,183          7,336,828

Income tax expense                                       1,774,000          2,077,000
                                                      ------------       ------------
      NET INCOME                                        $5,332,183         $5,259,828
                                                      ============       ============
Net income per share                                        $13.20             $12.95
                                                            ------             ------
Weighted average shares outstanding                        404,002            406,261
                                                           -------            -------




The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(unaudited)

                                                           Six months ended June 30
                                                     ----------------------------------
                                                         1995                 1994
                                                     -------------      ---------------
Interest income
  Interest and fees on loans                         $  19,672,872      $  17,764,349
  Interest and dividends on investment securities
    Taxable securities                                  32,720,169         32,429,288
    Securities exempt from Federal taxes                 4,460,135          3,803,902
    Dividends                                               41,412             41,412
  Interest on available for sale securities              3,519,172          2,752,323
  Interest on Federal funds sold                           769,573            210,355
                                                     -------------      -------------
      Total interest income                             61,183,333         57,001,629
                                                     -------------      -------------
Interest expense
  Interest on deposits                                  30,466,570         26,146,313
  Interest on Federal funds purchased and Securities
     Sold under Agreements to Repurchase                   238,850                  0
  Interest on note payable                                       0              6,973
                                                     -------------      -------------
      Total interest expense                            30,705,420         26,153,286
                                                     -------------      -------------
      Net interest income                               30,477,913         30,848,343
Provision for loan losses                                        0                  0
                                                     -------------      -------------
      Net interest income after provision
        for loan losses                                 30,477,913         30,848,343
                                                     -------------      -------------
Other operating income
  Service charges on deposit accounts                    1,492,089          1,450,830
  Trust department income                                  911,756            800,921
  Other income                                             771,271            689,167
  Net security gains (losses)                            1,103,005         (1,311,770)
                                                     -------------      -------------
      Total other operating income                       4,278,121          1,629,148

Other operating expenses
  Salaries and employee benefits                        11,158,508          9,960,171
  Net occupancy expense of bank premises                 1,606,409          1,516,231
  Equipment depreciation, rentals and maintenance        1,218,347          1,083,432
  Insurance                                              2,058,483          2,094,594
  Outside fees and services                              1,073,503            930,087
  Data processing                                        1,042,289            975,072
  Other expenses                                         3,213,501          2,707,628
                                                     -------------      -------------
      Total other operating expenses                    21,371,040         19,267,215
                                                     -------------      -------------
      Income before income tax expense                  13,384,994         13,210,276

Income tax expense                                       3,265,000          3,474,000
                                                     -------------      -------------
      NET INCOME                                     $  10,119,994       $  9,736,276
                                                     =============      =============

Net income per share                                        $25.03             $23.96
                                                            ------             ------

Weighted average shares outstanding                        404,250            406,404
                                                           -------            -------




The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                  For The Six Months Ended
                                                                          June 30
                                                               -----------------------------
                                                                    1995            1994
                                                               -------------    ------------
Cash flows from operating activities:

   Net income                                                    $10,119,994      $9,736,276
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Provision for depreciation and amortization                1,651,327       1,535,681
        Amortization of investment security discounts/premiums     6,136,329      13,728,766
        Net (gain) loss on investment securities                  (1,103,005)      1,311,770
        Deferred income taxes                                        (30,633)        (85,855)
        Decrease (increase) in accrued interest receivable         3,604,964        (549,086)
        Increase in other assets                                 (10,094,433)        (74,732)
        Increase in accrued interest and other liabilities        20,345,586       2,249,094
                                                                -------------   -------------
             Net cash provided by operating activities            30,630,129      27,851,914

Cash flows from investing activities:

        Capital expenditures                                      (1,790,981)     (2,769,750)
        Proceeds from maturity of securities held to maturity    161,985,632     201,871,168
        Purchases of securities held to maturity                (109,372,839)   (140,769,078)
        Proceeds from sales of securities available for sale     792,721,658     212,848,486
        Purchases of securities available for sale              (798,353,623)   (220,670,781)
        Net increase in loans                                    (16,678,080)    (42,532,937)
                                                                -------------   --------------
             Net cash provided by investing activities            28,511,767       7,977,108


Cash flows from financing activities:

        Net decrease in demand, money market, savings and
           NOW accounts                                         (138,898,788)    (51,433,701)
        Net increase in time deposits                             97,809,572      34,703,356
        Net decrease in Federal funds purchased and
           securities sold under agreements to repurchase         (3,020,000)              0
        Cash dividends paid                                       (5,259,592)     (5,285,787)
        Principal payments on note payable                                 0      (2,000,000)
        Acquisition of treasury stock                               (379,698)       (159,743)
                                                                -------------   -------------
             Net cash used by financing activities               (49,748,506)    (24,175,875)
                                                                -------------   -------------
Increase in cash and cash equivalents                              9,393,390      11,653,147
Cash and cash equivalents at beginning of period                  68,711,783      65,027,016
                                                                -------------   -------------
Cash and cash equivalents at end of period                       $78,105,173     $76,680,163
                                                                =============   =============


Supplemental disclosure of cash flow information:
        Cash paid during the period for:
             Interest                                            $29,014,776     $25,772,407
             Income taxes                                          2,760,000       3,200,000




The accompanying notes are an integral part of these statements.

                   FIRST EVERGREEN CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                 June 30, 1995
                                  (Unaudited)

NOTE  A

The unaudited interim consolidated financial statements of First Evergreen Corporation (First Evergreen) include the accounts of First Evergreen and its subsidiary bank, First National Bank of Evergreen Park.

The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. The more significant policies are incorporated in the Notes to Financial Statements in the 1994 Annual Report and Form 10-K, and should be read in conjunction herewith.

The unaudited interim consolidated financial statements in this report have been reviewed by independent public accountants. In the opinion of management, all adjustments necessary for fair presentation of the financial position and the results of operations for the interim periods have been made.

NOTE  B

First Evergreen adopted SFAS 114, "Accounting for Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," as of January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.

As of June 30, 1995, the Bank's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 and No. 118 are as follows.

                                                      Recorded         Valuation
                                                     Investment        Allowance
                                                     ----------        ---------
Impaired loans -
  Valuation allowance required                       $231,000          $18,000
  No valuation allowance required                           0                0
                                                     --------          -------
       Total Impaired Loans                          $231,000          $18,000
                                                     ========          =======


This valuation allowance is included in the allowance for loan losses on the balance sheet. The average recorded investment in impaired loans for the six months ended June 30 was $233,000. Payments received on impaired loans are recorded as reductions of principal. First Evergreen did not recognize any interest on impaired loans in the six months ended June 30, 1995.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL  CONDITION

Through the six month period ended June 30, 1995, the deposit base decreased by $41,089,000. Rates on short term time deposits rose 23 basis points to 5.05% during the period, while the rate paid on savings deposits remained at 3.00%. Accordingly, the volume of time deposits increased by $97,810,000, while the savings/NOW category declined by $113,645,000. During the same period, the volume of demand deposits and Money Market Accounts decreased by $22,425,000 and $2,829,000, respectively. In the same 1994 period, total deposits decreased by $16,730,000. As rates available on short term time deposits exceeded the savings rate, the volume of time deposits increased $34,703,000, while the savings/NOW category experienced a $44,354,000 decline. In the same period, the volume of Money Market deposits increased $6,394,000, while demand deposits declined by $13,473,000.

Due to the decline in deposits, interest earning assets decreased by $21,408,000 during 1995. The held to maturity portfolio declined by $58,251,000, lead by a $108,919,000 decrease in U.S. Treasury obligations. Securities available for sale and Federal Funds sold increased by $8,843,000 and $28,000,000, respectively.

For the six month period ended June 30, 1995, the average interest rate spread expressed on a tax equivalent basis (net interest margin) decreased seven basis points to 3.33%, from 3.40% at June 30, 1994. Also, through the six month period ending June 30, 1995, the return on average earning assets and average cost of funds increased 64 and 71 basis points, respectively. The increased return on earning assets is primarily due to reduced collateralized mortgage obligation premium amortization in response to lengthened average lives, while the rise in cost of funds is due to the upward trend in rates paid on time deposits. Financial market conditions generally dictate the return realized on average earning assets and the rates paid to depositors. However, management has a discretionary influence on the investment of assets and rates paid for deposits.

Annual return on average equity decreased from 13.52% at June 30, 1994 to 12.86% in 1995. The slight reduction is due to increased average equity resulting from First Evergreen's continuing trend of equity growth. The annualized return on average assets increased during this period from 1.05% at June 30, 1994 to 1.12% in 1995 due to a 3.94% increase in net income.

Total shareholders' equity increased $6,175,000 from $157,464,000 at December 31, 1994 to $163,639,000 at June 30, 1995. During this period, the reserve for unrealized losses - available for sale securities decreased $1,694,000, while Treasury stock grew by $380,000. On January 11, 1995, a $13.00 per share cash dividend totalling $5,260,000 was paid to stockholders of record as of January 4, 1995.

The Tier I leveraged capital ratio increased from 8.27% at December 31, 1994 to 8.65% on June 30, 1995, while the total risked based capital ratio declined to 27.18% due to the decrease in Treasury obligations, which are assigned a risk weight of zero. Both capital ratios are monitored by Federal agencies which require minimums of 5% for Tier I leveraged ratio and 10% for total risked based ratio to receive the highest classification of "well capitalized."


LIQUIDITY

The daily management of funds continues in a manner consistent with established policy, seeking to avoid fluctuating net interest margins and enhance consistent growth of net interest income through periods of changing interest rates. The major element of this policy includes making security investments of high quality which mature within a short period of time or have good marketability characteristics. This allows the corporation to effectively manage its interest rate risk and meet liquidity demands. The policy is reflected in the earning asset maturities of less than one year, one to five years and in excess of five years, which represented approximately 28.43%, 54.89% and 16.68% of total earning assets.

Similarly, a significant portion of interest sensitive liabilities are priced at market rates or have short term maturities. Approximately 51.03% of interest sensitive liabilities could be repriced within one year, 23.32% within one to five years and 25.65% in excess of five years.

As of June 30, 1995, the market value of the held to maturity investment portfolio exceeded book value by $21,690,000. Management has the positive intent and ability to hold these securities until final maturity.


RESULTS OF OPERATIONS - Quarter ended June 30, 1995 Compared to Quarter Ended June 30, 1994.

Net interest income of $14,873,000 for the quarter ended June 30, 1995 represents a $990,000 decrease from the same quarter last year. Interest income (on a tax equivalent basis) decreased $781,000 from the prior year's quarter. The average volume of interest earning assets decreased $32,478,000, while their yield climbed 56 basis points to 7.43%. The average volume of interest sensitive liabilities declined $47,680,000, while the average cost of funds increased 82 basis points to 4.23%. The increased cost of funds resulted in an 11 basis point decline in net yield on earning assets, reaching 3.75% as of June 30, 1995.

Other operating income increased $1,568,000 from the second quarter of 1994. The increase is attributable to security gains of $1,089,000 realized during the 1995 quarter and 1994 security losses of $300,000 resulting from a decline in the bond market during a period of rising rates and accelerated prepayments on collateralized mortgage obligations.
Other income increased $115,000 due to gains realized on the sale of other real estate. Income realized from service charges on deposit accounts and Trust Department income reflect little change.

Other operating expenses increased $799,000 in the second quarter of 1995. Employee salaries and benefits increased $362,000 or 7.13% due to annual salary adjustments, an increase in health care costs and an increase in the number of employees expressed on a full time equivalent basis by 18 to 583. Other expenses increased $213,000, lead by increases in contribution and related expenses due to expanded community involvement.

Current period income tax expense decreased $303,000 due to the increased volume of municipal interest. Accordingly, the effective income tax rate decreased from 28.31% in 1994 to 24.96% in 1995.

RESULTS OF OPERATIONS - Six Months ended June 30, 1995 Compared to the Six Months Ended June 30, 1994.

Net interest income of $30,478,000 for the six months ended June 30, 1995 represents a $370,000 decrease from the same 1994 period. The average volume of interest earning assets decreased $26,271,000 to $1,732,120,000. The return on these assets (on a tax equivalent basis) increased 64 basis points to 7.42%. Interest income (on a tax equivalent basis) increased $4,555,000 over the same 1994 period.

The average volume of interest sensitive liabilities decreased by $44,335,000, while the cost of funds increased by 71 basis points, reaching 4.09%. Net yield on earning assets remained relatively constant, increasing six basis points to 3.84%.

Other operating income increased $2,649,000 from the 1994 period. The increase is due to security gains of $1,103,005 in 1995 versus 1994 losses of $1,312,000 due to a weak bond market and high volume of collateralized mortgage obligation prepayments. Trust Department income, service charges on deposit accounts and other income reflect little change.

Current period income tax expense declined $209,000 due to the increased volume of municipal interest. Accordingly, the effective income tax rate decreased from 26.30% in the 1994 period to 24.39 % in 1995.

PART II - OTHER INFORMATION

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Registrant was held on April 27, 1995, at which time 350,569 shares were cast in favor of re-electing the Board of Directors in its entirety. Each director shall hold office until the next Annual Meeting of Stockholders and until his successor shall be elected and shall qualify.


  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

     Financial Data Schedule - Article 9





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       First Evergreen Corporation



Dated:  August 9, 1995                 BY:    /s/ Stephen M. Hallenbeck
                                             ---------------------------------
                                             Stephen M. Hallenbeck,
                                             Secretary/Treasurer

                                             Signing on behalf of the Registrant
                                             and as Principal Financial Officer.