Form 10-Q
period 1995-09-30
FIRST EVERGREEN CORP
filed 1995-11-13
CIK 278138

                                    ORIGINAL

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

      X Quarterly Report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934. For the period ended September 30, 1995.

         Transition Report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934. For the transition period from __________ to
         __________.


                         Commission file number 2-94209


                          FIRST EVERGREEN CORPORATION
             (Exact name of registrant as specified in its charter)




Delaware                                               36-2952700
--------                                               ----------
(State or other jurisdiction                           (I.R.S. Employer
 incorporation or organization)                        Identification No.)


3101 W. 95th Street, Evergreen Park, Illinois                        60805
---------------------------------------------                        -----
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

                            Yes   X         No
                                 ---           ---

Indicate the number of shares outstanding of each issuer's class of common stock, as of the latest practicable date.


Common Stock - $25.00 par value, 2,000,000 shares authorized, 432,842 shares issued and 403,061 shares outstanding at October 31, 1995.

                          FIRST EVERGREEN CORPORATION




PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS




                                                              Page
                                                             Numbers
                                                             -------
    Consolidated Balance Sheets ..........................     3
    Consolidated Statements of Income.....................     4
    Consolidated Statements of Cash Flows.................     6
    Notes to Consolidated Financial Statements............     7



  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS...........     8



PART II - OTHER INFORMATION


  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...............    11

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Condition
(Unaudited)

                                                         September 30,       December 31,
                                                             1995               1994
                        ASSETS                           -------------       ------------
Cash and due from banks                                 $   56,948,740     $   68,711,783
Federal funds sold                                          20,000,000                  0
Securities available for sale (carried at market value)    138,622,205        128,581,562
Securities held to maturity (carried at amortized cost)
  U.S. Treasury obligations                                279,694,356        395,069,714
  U.S. Government agencies                                 421,141,711        445,233,900
  Obligations of states and political subs.                144,349,927        131,657,144
  Mortgage-backed securities                                50,061,934         35,442,348
  Collateralized mortgage obligations                      181,401,650        127,651,180
  Other securities                                           1,385,400          1,385,400
                                                         -------------      -------------
    Total Held to Maturity                               1,078,034,978      1,136,439,686
      (Market value of $1,094,293,000 in 1995
       and $1,117,807,000 in 1994)

Loans                                                      510,248,626        478,764,434
  Less allowance for loan losses                            (3,839,382)        (3,852,390)
                                                           ------------       ------------
    Net loans                                              506,409,244        474,912,044

Bank premises and equipment (net)                           29,429,090         28,461,567
Accrued interest receivable                                 26,432,382         24,484,116
Goodwill and other intangibles (net)                         5,334,213          5,965,895
Other assets                                                13,048,751          4,478,504
                                                        --------------     --------------
                                                        $1,874,259,603     $1,872,035,157
                                                        ==============     ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Demand deposits                                       $  173,120,453     $  178,025,251
  Savings deposits and NOW accounts                        644,848,414        771,800,903
  Money market accounts                                    100,264,693        101,015,611
  Time deposits                                            746,699,136        643,775,088
                                                         -------------      -------------
    Total deposits                                       1,664,932,696      1,694,616,853

  Securities sold under agreements to repurchase            14,385,000         13,160,000
  Accrued interest and other liabilities                    26,508,603          6,794,518
                                                         -------------      -------------
    Total liabilities                                    1,705,826,299      1,714,571,371
Stockholders' equity                                     -------------      -------------
  Common stock - authorized, 2,000,000 shares
    of $25 par value; issued, 432,842 shares
    in 1995 and 1994                                        10,821,050         10,821,050
  Surplus                                                    4,814,972          4,814,972
  Retained earnings                                        160,653,508        150,658,871
  Unrealized loss - AFS                                       (336,737)        (1,926,440)
                                                           ------------       ------------
                                                           175,952,793        164,368,453
  Less treasury stock - at cost, 29,781 shares
    in 1995 and 28,258 shares in 1994                       (7,519,489)        (6,904,667)
                                                           ------------       ------------
    Total stockholders' equity                             168,433,304        157,463,786
                                                        --------------     --------------
                                                        $1,874,259,603     $1,872,035,157
                                                        ==============     ==============

The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(unaudited)

                                                             Three months ended September 30
                                                             -------------------------------
                                                              1995                   1994
Interest income
  Interest and fees on loans                            $   10,255,542         $     9,394,663
  Interest and dividends on investment securities
    Taxable securities                                      15,870,561              16,717,065
    Securities exempt from Federal taxes                     2,249,877               1,965,190
    Dividends                                                   20,706                  20,706
  Interest on available for sale securities                  2,193,019               1,519,792
  Interest on Federal funds sold                               440,434                 184,941
                                                            ----------              ----------
      Total interest income                                 31,030,139              29,802,357
                                                            ----------              ----------
Interest expense
  Interest on deposits                                      16,336,963              13,763,354
  Interest on Federal funds purchased and Securities
     Sold under Agreements to Repurchase                       123,403                       0
                                                            ----------              ----------
      Total interest expense                                16,460,366              13,763,354
                                                            ----------              ----------
      Net interest income                                   14,569,773              16,039,003

Provision for loan losses                                            0                       0
                                                           -----------              ----------
      Net interest income after provision
        for loan losses                                     14,569,773              16,039,003
                                                            ----------              ----------
Other operating income
  Service charges on deposit accounts                          748,312                 750,076
  Trust department income                                      385,742                 458,261
  Other income                                                 342,756                 347,286
  Net security gains (losses)                                  160,812                 (18,408)
                                                             ---------               ----------
      Total other operating income                           1,637,622               1,537,215

Other operating expenses
  Salaries and employee benefits                             5,616,380               5,056,093
  Net occupancy expense of bank premises                       883,410                 740,929
  Equipment depreciation, rentals and maintenance              634,780                 556,446
  Insurance                                                    (61,826)              1,045,154
  Outside fees and services                                    491,673                 558,354
  Data processing                                              521,647                 461,012
  Other expenses                                             1,315,098               1,377,796
                                                             ---------               ---------
      Total other operating expenses                         9,401,162               9,795,784
                                                             ---------               ---------
      Income before income tax expense                       6,806,233               7,780,434

Income tax expense                                           1,672,000               2,156,000
                                                             ---------               ---------
      NET INCOME                                        $    5,134,233         $     5,624,434
                                                             =========               =========
Net income per share                                            $12.73                  $13.86
                                                               -------                 -------
Weighted average shares outstanding                            403,394                 405,914
                                                               -------                 -------




The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(unaudited)

                                                           Nine months ended September 30
                                                           ------------------------------
                                                              1995                  1994
Interest income
  Interest and fees on loans                            $   29,928,414         $  27,159,012
  Interest and dividends on investment securities
    Taxable securities                                      48,590,730            49,146,353
    Securities exempt from Federal taxes                     6,710,012             5,769,092
    Dividends                                                   62,118                62,118
  Interest on available for sale securities                  5,712,191             4,272,115
  Interest on Federal funds sold                             1,210,007               395,296
                                                            ----------            ----------
      Total interest income                                 92,213,472            86,803,986
                                                            ----------            ----------
Interest expense
  Interest on deposits                                      46,803,533            39,909,667
  Interest on Federal funds purchased and Securities
     Sold under Agreements to Repurchase                       362,253                     0
  Interest on note payable                                           0                 6,973
                                                            ----------            ----------
      Total interest expense                                47,165,786            39,916,640
                                                            ----------            ----------
      Net interest income                                   45,047,686            46,887,346

Provision for loan losses                                            0                     0
      Net interest income after provision                   ----------            ----------
        for loan losses                                     45,047,686            46,887,346
                                                            ----------            ----------
Other operating income
  Service charges on deposit accounts                        2,240,401             2,200,906
  Trust department income                                    1,297,498             1,259,182
  Other income                                               1,114,027             1,036,453
  Net security gains (losses)                                1,263,817            (1,330,178)
                                                             ---------            -----------
      Total other operating income                           5,915,743             3,166,363

Other operating expenses
  Salaries and employee benefits                            16,774,888            15,016,264
  Net occupancy expense of bank premises                     2,489,819             2,257,160
  Equipment depreciation, rentals and maintenance            1,853,127             1,639,878
  Insurance                                                  1,996,657             3,139,748
  Outside fees and services                                  1,565,176             1,488,441
  Data processing                                            1,563,936             1,436,084
  Other expenses                                             4,528,599             4,085,424
                                                            ----------            ----------
      Total other operating expenses                        30,772,202            29,062,999
                                                            ----------            ----------
      Income before income tax expense                      20,191,227            20,990,710

Income tax expense                                           4,937,000             5,630,000
                                                            ----------            ----------
      NET INCOME                                        $   15,254,227         $  15,360,710
                                                            ==========            ==========
Net income per share                                            $37.76                $37.81
                                                               -------               -------
Weighted average shares outstanding                            403,962               406,239
                                                               -------               -------




The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UAUDITED)

                                                                  Nine months ended September 30
                                                                  ------------------------------
                                                                      1995              1994
                                                                  ------------------------------
Cash flows from operating activities:

   Net income                                                      $15,254,227       $15,360,710
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Provision for depreciation and amortization                  2,505,901         2,313,313
        Amortization of investment security discounts/premiums       8,567,954        19,147,626
        Net (gain) loss on investment securities                    (1,263,817)        1,330,178
        Deferred income taxes                                         (138,392)          (79,129)
        Increase in accrued interest receivable                     (1,948,266)       (5,613,177)
        Increase in other assets                                    (9,287,849)       (1,341,115)
        Increase in accrued interest and other liabilities          19,714,085         3,279,692
                                                                    ----------        ----------
             Net cash provided by operating activities              33,403,843        34,398,098

Cash flows from investing activities:

        Capital expenditures                                        (2,841,741)       (4,017,555)
        Proceeds from maturity of securities held to maturity      202,611,705       253,712,842
        Purchases of securities held to maturity                  (152,187,795)     (215,490,345)
        Proceeds from sales of securities available for sale       972,131,627       239,145,469
        Purchases of securities available for sale                (979,049,911)     (247,190,156)
        Net increase in loans                                      (31,497,200)      (47,819,842)
                                                                   -----------       -----------
             Net cash provided by (used in) investing activities     9,166,685       (21,659,587)


Cash flows from financing activities:

        Net decrease in demand, money market, savings and NOW
          accounts                                                (132,608,205)     (123,585,598)
        Net increase in time deposits                              102,924,048        84,602,090
        Net increase in Securities sold under agreements to
          repurchase                                                 1,225,000        13,160,000
        Cash dividends paid                                         (5,259,592)       (5,285,787)
        Principal payment on note payable                                    0        (2,000,000)
        Acquisition of treasury stock                                 (614,822)         (449,247)
                                                                   -----------       -----------
             Net cash used in financing activities                 (34,333,571)      (33,558,542)
                                                                   -----------       -----------

Increase (decrease) in cash and cash equivalents                     8,236,957       (20,820,031)
Cash and cash equivalents at beginning of period                    68,711,783        65,027,016
                                                                   -----------       -----------
Cash and cash equivalents at end of period                         $76,948,740       $44,206,985
                                                                   ===========       ===========


Supplemental disclosure of cash flow information:
        Cash paid during the period for:
             Interest                                              $45,255,917       $39,163,195
             Income taxes                                            4,510,000         5,330,000




The accompanying notes are an integral part of these statements.

                   FIRST EVERGREEN CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                               September 30, 1995
                                  (Unaudited)

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

NOTE B

First Evergreen adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," as of January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.

As of September 30, 1995, the Bank's recofrded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 and No. 118 are as follows:

                                         Recorded     Valuation
                                        Investment    Allowance
                                        ----------    ---------
  Impaired loans -
    Valuation allowance required         $231,000      $18,000
    No valuation allowance required         -0-           -0-
                                          -------       ------
         Total Impaired Loans            $231,000      $18,000
                                         ========      =======


This valuation allowance is included in the allowance for loan losses on the balance sheet. The average recorded investment in impaired loans for the nine months ended September 30 was $232,000. Payments received on impaired loans are recorded as reductions of principal. First Evergreen did not recognize any interest on impaired loans in the nine months ended September 30, 1995.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL CONDITION

Through the nine month period ended September 30, 1995, the deposit base decreased by $29,684,000. Rates on short term time deposits reached 5.15% during the period, while the rate paid on savings deposits remained at 3.00%. Accordingly, the volume of time deposits increased by $102,924,000, while the savings/NOW category declined by $126,952,000. During the same period, the volume of demand deposits and Money Market Accounts decreased by $4,905,000 and $751,000, respectively. In the same 1994 period, total deposits decreased by $25,824,000. As rates available on short term time deposits exceeded the savings rate, the volume of time deposits increased $84,602,000, while the savings/NOW category experienced a $111,894,000 decline. In the same period, the volume of Money Market deposits increased $8,573,000, while demand deposits declined by $7,105,000.

Interest earning assets increased by $3,120,000 during 1995. The held to maturity portfolio declined by $58,405,000, lead by a $115,375,000 decrease in U.S. Treasury obligations. The loan portfolio, securities available for sale and Federal Funds sold increased by $31,484,000, $10,041,000 and $20,000,000, respectively.

For the nine month period ended September 30, 1995, the average interest rate spread expressed on a tax equivalent basis (net interest margin) decreased 19 basis points to 3.22%, from 3.41% at September 30, 1994. During the same period, the return on average earning assets and average cost of funds increased 54 and 73 basis points, respectively. The increased return on earning assets is primarily due to reduced collateralized mortgage obligation premium amortization in response to lengthened average lives, while the rise in cost of funds is due to the upward trend in rates paid on time deposits. Financial market conditions generally dictate the return realized on average earning assets and the rates paid to depositors. However, management has a discretionary influence on the investment of assets and rates paid on deposits.

Annual return on average equity decreased from 13.90% at September 30, 1994 to 12.58% in 1995. The reduction is due to increased average equity resulting from First Evergreen's continuing trend of equity growth. The annualized return on average assets remained constant, decreasing one basis point to 1.10% in 1995.

Total shareholders' equity increased $10,969,000 from $157,464,000 at December 31, 1994 to $168,433,000 at September 30, 1995. During this period, the reserve for unrealized losses - available for sale securities decreased $1,590,000, while Treasury stock grew by $615,000. On January 11, 1995, a $13.00 per share cash dividend totalling $5,260,000 was paid to stockholders of record as of January 4, 1995.

The Tier I leveraged capital ratio increased from 8.27% at December 31, 1994 to 8.87% on September 30, 1995, while the total risk based capital ratio declined to 27.36% due to the decreased volume of U.S. Treasury Securities, which carry a risk weight of zero percent. Both capital ratios are monitored by Federal agencies which require minimums of 5% for Tier I leveraged ratio and 10% for total risk based ratio to receive the highest classification of "well capitalized."


LIQUIDITY

The daily management of funds continues in a manner consistent with established policy, seeking to avoid fluctuating net interest margins and enhance consistent growth of net interest income through periods of changing interest rates. The major element of this policy includes making security investments of high quality which mature within a short period of time or have good marketability characteristics. This allows the corporation to effectively manage its interest rate risk and meet liquidity demands. The policy is reflected in the earning asset maturities of less than one year, one to five years and in excess of five years, which represented approximately 28.11%, 55.17% and 16.18% of total earning assets.

Similarly, a significant portion of interest sensitive liabilities are priced at market rates or have short term maturities. Approximately 51.74% of interest sensitive liabilities could be repriced within one year, 22.55% within one to five years and 25.71% in excess of five years.

As of September 30, 1995, the market value of the held to maturity investment portfolio exceeded book value by $16,258,000. Management has the positive intent and ability to hold these securities until final maturity.


RESULT OF OPERATIONS - Quarter Ended September 30, 1995 Compared to Quarter Ended September 30, 1994.

Net interest income of $14,570,000 for the quarter ended September 30, 1995 represents a $1,469,000 decrease from the same quarter last year. Interest income (on a tax equivalent basis) increased $1,388,000 from the prior year's quarter. The average volume of interest earning assets decreased $12,468,000, while their yield climbed 38 basis points to 7.34%. The average volume of interest sensitive liabilities declined $28,240,000, while the average cost of funds increased 78 basis points to 4.31%. The increased cost of funds resulted in a 26 basis point decline in net yield on earning assets, reaching 3.60% as of September 30, 1995.

Other operating income increased $100,407 from the third quarter of 1994. The increase is attributable to security gains of $161,000 realized during the 1995 quarter and 1994 security losses of $18,000 resulting from a decline in the bond market during a period of rising rates and accelerated prepayments on collateralized mortgage obligations. Trust Department income declined modestly, while service charges on deposit accounts and other income reflect little change.

Other operating expenses declined $395,000 due to a $1,107,000 decrease in insurance expense. Insurance declined as the Federal Deposit Insurance Corporation determined that the insurance fund had been recapitalized as of June 1 and, therefore, refunded the overpaid premiums for the period of June 1, 1995 through September 30, 1995 in the amount of $1,039,000. Salaries and employee benefits increased $560,000 due to annual salary adjustments, an increase in health care costs and an increase in the number of employees expressed on a full time equivalent basis by 16 to 577. Net occupancy of bank premises rose $142,000 due to increases in repairs, utilities and real estate taxes. Equipment expense, outside fees and services and other expenses showed little change.

Current period income tax expense decreased $484,000 due to a $974,000 decline in pretax income and increased volume of municipal interest. Accordingly, the effective income tax rate decreased from 27.71% in 1994 to 24.57% in 1995.


RESULTS OF OPERATIONS - Nine Months Ended September 30, 1995 Compared to the Nine Months Ended September 30, 1994.

Net interest income of $45,048,000 for the nine months ended September 30, 1995 represents a $1,840,000 decrease from the same 1994 period. The average volume of interest earning assets decreased $21,620,000 to $1,736,745,000. The return on these assets (on a tax equivalent basis) increased 54 basis points to 7.39%. Interest income (on a tax equivalent basis) increased $5,943,000 over the same 1994 period.

The average volume of interest sensitive liabilities decreased by $40,333,000, while the cost of funds increased by 73 basis points, reaching 4.16%. Net yield on earning assets remained relatively constant, decreasing five basis points to 3.76%.

Other operating income increased $2,749,000 from the 1994 period, primarily due to securities gains of $1,264,000 in the 1995 period versus 1994 losses of $1,330,000 due to a weak bond market and high volume of collateralized mortgage obligation prepayments. Other income, service charges on deposit accounts and Trust Department income also reflect modest increases.

Other operating expenses increased $1,709,000 in 1995. Salaries and employee benefits increased $1,759,000 due to salary adjustments, rising health care costs and greater staffing levels. Other expenses increased $443,000 due to increases in advertising and contribution expense resulting from expanded community involvement. Net occupancy of bank premises increased $233,000 due to higher repairs, utilities and real estate taxes. Equipment depreciation, rentals and maintenance, data processing and outside fees and services also experienced modest increases. Insurance expense declined $1,143,000 due to the $1,039,000 FDIC insurance refund.

Current period income tax expense declined $693,000 due to a $799,000 decrease in pretax income and increased volume of municipal interest. Accordingly, the effective income tax rate decreased from 26.82% in the 1994 period to 24.57% in 1995.

PART II - OTHER INFORMATION

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       Financial Data Schedule - Article 9





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            First Evergreen Corporation



Dated:  November 8, 1995      BY:   /s/ Stephen M. Hallenbeck
                                 -----------------------------------
                               Stephen M. Hallenbeck
                               Secretary/Treasurer

                               Signing on behalf of the Registrant
                               and as Principal Financial Officer.