Form 10-K405
period 1995-12-31
FIRST EVERGREEN CORP
filed 1996-03-28
CIK 278138

                                    ORIGINAL

                                 UNITED STATES
                                 -------------
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549
                                   FORM 10-K
                                   ---------
(Mark One)

   X     Annual Report pursuant to Section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934.
         (Fee Required)
         For the fiscal year ended December 31, 1995.
                                      or
  --- Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         (No Fee Required)
         For the transition period from ______ to ______.
                        Commission file number 2-94209

                          FIRST EVERGREEN CORPORATION
                          ---------------------------
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
(Address of principal executive offices)                           (Zip Code)
Registrant's telephone number, including area code (708) 422-6700
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:              None
Securities registered pursuant to Section 12(g) of the Act:              None


Indicated by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.
                                                               Yes X    No
                                                                  ---      ---
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                                [X]

The aggregate market value of common stock outstanding held by nonaffiliates of the registrant as of March 15, 1996, (based upon the closing price as of such date) was approximately $113,086,000. Shares of common stock held by Directors and executive officers of the registrant and by each person who owns 5% or more of the outstanding common stock have been excluded.

The number of shares outstanding of the registrant's common stock, $25.00 par value, as of March 15, 1996, was 402,685.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to stockholders for the year ended December 31, 1995 are incorporated by reference into Part I and Part II.

Portions of the proxy statement for the annual stockholders meeting to be held April 25, 1996, are incorporated by reference into Part III.

PART I

ITEM 1 - BUSINESS

FIRST EVERGREEN CORPORATION

     First Evergreen Corporation ("First Evergreen") is a bank holding company organized in 1977 under the laws of the State of Delaware. First Evergreen owns all the outstanding common stock of First National Bank of Evergreen Park ("Evergreen Bank"), a national banking association organized in 1948 under the laws of the United States. First Evergreen does not engage in any activities other than providing administrative services for and acting as a holding company for its subsidiary bank.


SUBSIDIARY BANK

     Evergreen Bank provides a complete range of retail banking services to individuals and small and medium-size businesses at each of its five banking locations--Evergreen Park (main office), Evergreen Bank-Oak Lawn Office, Evergreen Bank-Clearing Office, Evergreen Bank-Orland Park Office and Evergreen Bank-Physician's Pavilion. These services include checking, savings, NOW and Money Market deposit accounts, business loans, personal loans, residential mortgage loans, home improvement loans, loans for education, other consumer oriented financial services including IRA and Keogh accounts, and safe deposit and night depository facilities. Additionally, Evergreen Bank provides 24-hour banking services to its customers.

     Evergreen Bank's Trust Department offers fiduciary, investment management and advisory services to individuals and small corporations. It also administers (as trustee and in other fiduciary and representative capacities) pension, profit-sharing and other employee benefit plans and personal trusts and estates.

     Evergreen Bank employs 565 people on a full time equivalent basis and provides a variety of employment benefits. Management believes that relationships with employees are good.


                           SUPERVISION AND REGULATION

FIRST EVERGREEN

     First Evergreen is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Act requires every bank holding company to obtain prior approval of the Federal Reserve before merging with or consolidating into another bank holding company, acquiring substantially all the assets of any bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank. However, the Federal Reserve may not approve any acquisition if it is prohibited by State law.

     The Illinois Bank Holding Company Act of 1957, as amended, permits bank holding companies located in states other than Illinois to acquire banks and bank holding companies in Illinois, if such other states have passed legislation granting similar privileges to Illinois banks and bank holding companies. On the federal level, in September 1994 Congress passed the Interstate Banking and Branching Efficiency Act, which authorizes after September 29, 1995, a bank holding company to acquire a bank located outside of its home state so long as certain criteria are satisfied. After June 1, 1997, this enactment authorizes the merger of banks located in different states so long as certain criteria are satisfied. States are currently evaluating the ramifications and issues which arise from the enactment of this law. Moderate activity by out-of-state entities has occurred in First Evergreen's market area.

     The Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. Bank holding companies, however, may engage in, and may own shares of companies engaged in certain businesses determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be properly incident thereto. The Act does not place territorial restrictions on the activities of bank holding companies or their non-bank subsidiaries.

     Under the Act, First Evergreen is required to file annual reports of its operations and such additional information as the Federal Reserve may require and is subject, along with its subsidiary, to examination by the Federal Reserve. The Federal Reserve has jurisdiction to regulate the terms of certain debt issues of bank holding companies, including the authority to impose reserve requirements.

SUBSIDIARY BANK

     Evergreen Bank is a national bank and is a member of the Federal Deposit Insurance Corporation ("FDIC"), and as such, is subject to the provisions of the Federal Deposit Insurance Act. All national banks are members of the Federal Reserve System and are subject to applicable provisions of the Federal Reserve Act. Evergreen Bank is subject to regulation and regular examination by the Comptroller of the Currency.

     The federal and state laws and regulations generally applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the nature and amount of collateral for loans, and include restrictions on the number of banking offices and activities which may be performed at such offices.

     Subsidiary banks of bank holding companies are subject to certain restrictions under the Federal Reserve Act and the Federal Deposit Insurance Act on loans and extensions of credit to the bank holding company or to its other subsidiaries, investments in the stock or other securities of the bank holding company or its other subsidiaries, or advances to any borrower collateralized by such stock or other securities.

                         GOVERNMENTAL MONETARY POLICIES

     Revenue of Evergreen Bank, and therefore a majority of First Evergreen's revenue, is affected by general economic conditions and also by the fiscal and monetary policies of the Federal Government and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the reserve requirements of member and non-member banks and the discount rate on bank borrowings. Its policies have a direct effect on the amount of bank loans and deposits and interest rates charged and paid thereon. Consequently, federal regulations have a significant impact on banking revenue.

     First Evergreen cannot fully predict the nature or the extent of any effect which such fiscal and monetary policies may have on its business and earnings.

                                  COMPETITION

     Evergreen Bank encounters intense competition in all aspects of its business. Evergreen Bank competes vigorously with other financial institutions in its local communities, and banks in downtown Chicago. The historical restrictions in Illinois applicable to the ability of an Illinois located bank to establish bank offices have been virtually eliminated. Accordingly, any bank capable of doing business in Illinois has the legal right to establish an office in Evergreen Bank's market area. Thus, banking competition has increased, and will continue to increase, with First Evergreen's market.

                                   DIVIDENDS

     First Evergreen uses funds derived primarily from payment of dividends by Evergreen Bank for, among other things, the cost of operations and payment of dividends to its stockholders. Various contractual and statutory limitations exist with respect to the ability of Evergreen Bank to pay dividends to First Evergreen. Under certain circumstances, Evergreen Bank would need the approval of the Comptroller of the Currency to pay dividends. All dividends are restricted by capital adequacy requirements imposed by federal regulations.

                             FINANCIAL INFORMATION

Disclosure of financial information, including assets, revenue and operating gain or loss, on pages 7 and 8 of the annual report to stockholders for the year ended December 31, 1995, is incorporated herein by reference.

ITEM 2 - PROPERTIES

     First Evergreen owns no properties and requires minimal office space in one of the facilities of Evergreen Bank. All but one of the facilities of Evergreen Bank are owned. Evergreen Bank's sole leased facility, which accounts for less than 2% of total deposits, is leased through May, 2001. Each facility is sufficient to meet its operations and is periodically remodeled to meet and exceed customer service demands.

OFFICE                          LOCATION          OWNERSHIP      SQUARE FOOTAGE
------                          --------          ---------      --------------

Main Office               3101 W. 95th Street      Owned            64,000
                          Evergreen Park, Illinois

Oak Lawn                  9400 S. Cicero Avenue    Owned            85,000
                          Oak Lawn, Illinois

                          4900 W. 95th Street      Owned            24,000
                          Oak Lawn, Illinois

                          9430 S. Cicero Avenue    Owned             8,500
                          Oak Lawn, Illinois

Clearing                  5235 W. 63rd Street      Owned            23,000
                          Chicago, Illinois

Orland Park               15330 S. Harlem Ave.     Owned            15,000
                          Orland Park, Illinois

Physician's               4400 W. 95th Street      Leased            1,700
 Pavilion                 Oak Lawn, Illinois


ITEM 3 - LEGAL PROCEEDINGS

     There are no material legal proceedings pending against First Evergreen. However, as Evergreen Bank acts as a depository of funds, it is named as a defendant in numerous lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Evergreen Bank is also involved in litigation brought by it to collect delinquent loans and enforce collateral provisions of security documents. All such litigation is in the ordinary course of business. Management of the bank believes that no litigation is threatened which will materially affect the bank's financial position as presented herein.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (DURING THE FOURTH QUARTER OF 1995)

     None

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Common Stock Information and Dividends on page 23 of the annual report to stockholders for the year ended December 31, 1995 is incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

     Financial Review and Selected Financial Data on page 24 of the annual report to stockholders for the year ended December 31, 1995, are incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 25 through 32 of the annual report to stockholders for the year ended December 31, 1995, are incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Financial Statements and Notes thereto on pages 7 through 22, and Independent Public Accountants Report on page 23 of the annual report to stockholders for the year ended December 31, 1995, are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Directors of the Registrant on page 2 of the proxy statement for the annual stockholders' meeting to be held on April 25, 1996 is incorporated herein by reference.

                               EXECUTIVE OFFICERS

KENNETH J. OZINGA

     Mr. Ozinga has been President and a Director of First Evergreen since 1986 and President of First National Bank of Evergreen Park since 1985. Additionally, Mr. Ozinga has served as a Director of First National Bank of Evergreen Park or a subsidiary bank since 1982. Mr. Ozinga is 44 years old.

STEPHEN M. HALLENBECK

     Mr. Hallenbeck is Secretary/Treasurer and Chief Financial Officer of First Evergreen. Additionally, he is an Executive Vice President of First National Bank of Evergreen Park since 1985, and Secretary/Director of First National Bank of Evergreen Park. Mr. Hallenbeck joined First Evergreen as a Director of a subsidiary bank in 1979. Mr. Hallenbeck is 54 years old.

ROBERT C. WALL

     Mr. Wall is Vice President of First Evergreen. Additionally, he is an Executive Vice President of First National Bank of Evergreen Park and a Director of First National Bank of Evergreen Park since 1975. Mr. Wall joined First National Bank of Evergreen Park in 1977. Mr. Wall is 60 years old.

RICHARD H. BROWN

     Mr. Brown is Executive Vice President of First National Bank of Evergreen Park. Mr. Brown joined First National Bank of Evergreen Park in 1986. Mr. Brown is 41 years old.


ITEM 11 - EXECUTIVE COMPENSATION

               COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

     A director who is an employee of Evergreen Bank is not compensated for service as a member of First Evergreen's Board of Directors or any committee of the Board. During 1995, the two outside directors received retainers totaling $17,400.

     The following "Summary of Compensation Table" provides shareholders a concise, comprehensive overview of compensation awarded, earned and paid in the reporting period.

                           SUMMARY COMPENSATION TABLE

Name and Principal Position       Year             Salary           All Other Compensation *
---------------------------       ----             ------           ------------------------
Kenneth J. Ozinga                 1995             $552,500                  $21,931
Chief Executive Officer           1994             $502,900                  $21,477
                                  1993             $340,000                  $28,989

Stephen M. Hallenbeck             1995             $334,750                  $21,931
Secretary/Treasurer               1994             $265,600                  $21,477
                                  1993             $225,000                  $28,989

Robert C. Wall                    1995             $309,750                  $21,931
Vice President                    1994             $265,600                  $21,477
                                  1993             $225,000                  $28,989

Richard H. Brown                  1995             $133,000                  $19,950
Executive Vice President          1994             $107,000                  $16,050
(subsidiary)                      1993             $ 95,000                  $14,250

* Other annual compensation received by Messrs. Ozinga, Hallenbeck, Wall and Brown represent company contributions to a defined contribution plan.

     Messrs. Ozinga, Hallenbeck, Wall and Brown are compensated by Evergreen Bank and not First Evergreen. Compensation considerations include, but are not limited to, industry standards and practices as well as practical issues such as affordability and financial impact. Compensation of the Chief Executive Officer also follows industry standards and practices and is not directly correlated with First Evergreen's or Evergreen Bank's financial performance. Neither First Evergreen nor Evergreen Bank provides an equity incentive program.

               COMPENSATION INTERLOCKS AND INSIDER PARTICIPATION

     First Evergreen has no compensation committee or committees performing the functions of such. The entire Board of Directors of First Evergreen engages in the process and is responsible for setting compensation of First Evergreen's Chief Executive Officer. The directors of First Evergreen during 1995 were Alfred E. Bleeker, Jerome J. Cismoski, Stephen M. Hallenbeck, Kenneth J. Ozinga and Martin F. Ozinga. Kenneth J. Ozinga was, during 1995, the President, Chief Executive Officer and Chairman of the Board of Directors of First Evergreen. Stephen M. Hallenbeck was, during 1995, the Secretary and Treasurer of First Evergreen. The entire Board of Directors of Evergreen Bank engages in the process of, and is responsible for, setting the compensation of Messrs. Hallenbeck, Wall and Brown. The directors of Evergreen Bank, during 1995, were Davis Boyd, Daniel Butler, Jr., James R. Cismoski, Jerome J. Cismoski, Stephen
M. Hallenbeck, Kenneth J. Ozinga, Martin F. Ozinga, Ronald W. Ozinga, Thomas Palmisano and Robert C. Wall. Kenneth J. Ozinga was, during 1995, the President and Chairman of the Board of Evergreen Bank. Stephen M. Hallenbeck, during 1995, was the Secretary and Executive Vice President of Evergreen Bank. Robert C. Wall, during 1995, was a Vice President of First Evergreen and an Executive Vice President of Evergreen Bank. Martin F. Ozinga, during 1995, was a Sr. Vice President of Evergreen Park.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     Information concerning Security Ownership of Certain Beneficial Owners and Management of the Registrant on page 3 of the proxy statement for the annual stockholders' meeting to be held on April 25, 1996 is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Directors and officers of First Evergreen and their associates were customers of and had transactions with First Evergreen and Evergreen Bank in the ordinary course of business during 1995. It is anticipated that similar transactions may occur in the future. Such transactions in 1995 included payments by First Evergreen and Evergreen Bank for services furnished and were not material relative to the gross revenues of either First Evergreen or the directors' companies. In management's opinion, all loans and commitments included in such transactions were made at substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present any unfavorable features.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements and reports of independent public accountants of First Evergreen and subsidiary, included in the annual report of the Registrant to its stockholders for the year ended December 31, 1995, are incorporated by reference in Item 8:

         Report of independent public accountants
         Consolidated statements of condition - December 31, 1995 and 1994 Consolidated statements of income - Years ended December 31, 1995,
           1994 and 1993
         Consolidated statements of changes in stockholders' equity - Years ended December 31, 1993, 1994 and 1995
         Consolidated statements of cash flows - Years ended December 31, 1995,
           1994 and 1993
         Notes to consolidated financial statements - December 31, 1995, 1994 and 1993

   (2) Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted since they are either not applicable or the required information is shown in the financial statements or notes thereto.

   (3)   Exhibits

         Exhibit 13 - Annual report to stockholders for the year ended
                      December 31, 1995
         Exhibit 16 - Letter regarding change in certifying accountant
         Exhibit 27 - Financial Data Schedule
         Exhibit 99 - Notice of Annual Meeting and Proxy Statement

(b) Report on Form 8-K under Section 13 or 15(d) of the Securities Exchange Act of 1934 was filed on December 22, 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Village of Evergreen Park, State of Illinois, on March 19, 1996.



                          First Evergreen Corporation
                                (The Registrant)




/s/KENNETH J. OZINGA
__________________________     Chairman of the Board of Directors and President
 Kenneth J. Ozinga             (Principal Executive Officer)


/s/STEPHEN M. HALLENBECK
_________________________      Secretary/Treasurer
 Stephen M. Hallenbeck         (Principal Financial and Accounting Officer)


/s/ALFRED E. BLEEKER
__________________________     Director
 Alfred E. Bleeker


/s/JEROME J. CISMOSKI
__________________________     Director
 Jerome J. Cismoski


/s/MARTIN F. OZINGA
__________________________     Director
 Martin F. Ozinga





Being a majority of the Registrant's Board of Directors