Form 10-Q
period 1996-03-31
FIRST EVERGREEN CORP
filed 1996-05-09
CIK 278138

                                    ORIGINAL

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                   FORM 10-Q
                                   ---------

(Mark One)

  X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
 ---   Exchange Act of 1934.
       For the period ended March 31, 1996.

 --- Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
       For the transition period from             to            .
                                      -----------    -----------

                         Commission file number 2-94209


                          FIRST EVERGREEN CORPORATION
                          ---------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                             36-2952700
- --------                                                             ----------
(State or other jurisdiction                                   (I.R.S. Employer
 incorporation or organization)                             Identification No.)

3101 W. 95th Street, Evergreen Park, Illinois                             60805
- ---------------------------------------------                             -----
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (708) 422-6700
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

Common Stock  -  $25.00 par value, 2,000,000 shares authorized, 432,842 shares issued and 402,675 shares outstanding at April 30, 1996.

                          FIRST EVERGREEN CORPORATION
                          ---------------------------


PART I  -  FINANCIAL INFORMATION

  ITEM 1  -  FINANCIAL STATEMENTS


                                                                                                  Page
                                                                                                 Numbers
                                                                                                 -------

         Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
         Consolidated Statements of Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
         Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . .  5
         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .  6



  ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . . . . . . . . . . . . . . . .  7



PART II  -  OTHER INFORMATION


  ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .  10



FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Condition
DOLLARS IN THOUSANDS EXCEPT SHARE DATA
(UNAUDITED)


                                                    March 31,     December 31,
           ASSETS                                     1996            1995
                                                 -----------------------------
Cash and due from banks                          $   54,295      $   58,998
Federal funds sold                                   35,000               0
Available for sale securities                       141,499         142,269
Held to maturity securities
  U.S. Treasury obligations                         219,806         251,116
  U.S. Government agencies                          394,219         411,858
  Obligations of states and political subs.         155,138         151,295
  Mortgage-backed securities                         47,605          50,807
  Collateralized mortgage obligations               206,239         208,345
  Other securities                                    1,385           1,385
                                                 ----------      ----------
    Total held to maturity                        1,024,392       1,074,806
      (Market value of $1,042,177 in 1996
       and $1,104,284 in 1995)
Loans                                               548,387         530,499
  Less allowance for loan losses                     (3,745)         (3,796)
                                                 ----------      ----------
    Net loans                                       544,642         526,703

Bank premises and equipment (net)                    29,975          29,647
Accrued interest receivable                          25,492          20,959
Goodwill and other intangibles (net)                  4,913           5,124
Other assets                                          2,600          29,582
                                                 ----------      ----------
                                                 $1,862,808      $1,888,088
                                                 ==========      ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Demand deposits                                $  165,020      $  169,748
  Savings deposits and NOW accounts                 623,148         631,633
  Money market accounts                             104,861          97,174
  Time deposits                                     769,561         763,391
                                                 ----------      ----------
    Total deposits                                1,662,590       1,661,946

  Federal funds purchased and Securities sold
     under agreements to repurchase                  13,165          15,070
  Accrued interest and other liabilities             15,601          37,254
                                                 ----------      ----------
    Total liabilities                             1,691,356       1,714,270
                                                 ----------      ----------

Stockholders' equity
  Common stock - authorized, 2,000,000 shares
    of $25 par value; issued, 432,842 shares
    in 1996 and 1995                                 10,821          10,821
  Surplus                                             4,815           4,815
  Retained earnings                                 165,011         165,629
  Equity reserve - Available for sale securities     (1,511)            196
                                                 ----------      ----------
                                                    179,136         181,461
  Less treasury stock - at cost, 30,167 shares
    in 1996 and 30,065 shares in 1995                (7,684)         (7,643)
                                                 ----------      ----------
    Total stockholders' equity                      171,452         173,818
                                                 ----------      ----------
                                                 $1,862,808      $1,888,088
                                                 ==========      ==========



The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
DOLLARS IN THOUSANDS EXCEPT SHARE DATA
(UNAUDITED)

                                                      Three months ended March 31
                                                      ---------------------------
                                                         1996              1995
Interest income
  Interest and fees on loans                          $ 10,842          $  9,663
  Interest and dividends on investment securities
    Taxable securities                                  15,735            16,953
    Securities exempt from Federal taxes                 2,244             2,203
    Dividends                                               21                21
  Interest on available for sale securities              1,778             1,276
  Interest on Federal funds sold                           247               234
                                                      --------          --------
      Total interest income                             30,867            30,350
                                                      --------          --------
Interest expense
  Interest on deposits                                  16,155            14,629
  Interest on Federal funds purchased and Securities
     Sold under Agreements to Repurchase                   137               116
                                                      --------          --------
      Total interest expense                            16,292            14,745
                                                      --------          --------
      Net interest income                               14,575            15,605

Provision for loan losses                                    0                 0
                                                      --------          --------
      Net interest income after provision
        for loan losses                                 14,575            15,605
                                                      --------          --------
Other operating income
  Service charges on deposit accounts                      832               742
  Trust department income                                  450               445
  Other income                                             327               324
  Net security gains                                     1,071                13
                                                      --------          --------
      Total other operating income                       2,680             1,524

Other operating expenses
  Salaries and employee benefits                         5,652             5,717
  Net occupancy expense of bank premises                   876               785
  Equipment depreciation, rentals and maintenance          697               594
  Insurance                                                 59             1,038
  Outside fees and services                                520               570
  Data processing                                          472               516
  Other expenses                                         1,626             1,630
                                                      --------          --------
      Total other operating expenses                     9,902            10,850
                                                      --------          --------
      Income before income tax expense                   7,353             6,279

Income tax expense                                       1,930             1,491
                                                      --------          --------
      NET INCOME                                      $  5,423          $  4,788
                                                      ========          ========

Net income per share                                  $  13.47          $  11.84
                                                      ========          ========

Weighted Average Shares Outstanding                    402,691           404,501
                                                      --------          --------


The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION
Consolidated Statements of Cash Flows
DOLLARS IN THOUSANDS
(UNAUDITED)

                                                                              Three months ended March 31
                                                                              ---------------------------
                                                                                   1996         1995
Cash flows from operating activities:

   Net income                                                                   $   5,423     $   4,788
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Provision for depreciation and amortization                                   879           809
        Provision loan losses                                                           0             0
        Amortization of investment security discounts/premiums                      2,372         3,574
        Net gain on investment securities                                          (1,071)          (14)
        Deferred income taxes                                                         (60)          (15)
        Increase in accrued interest receivable                                    (4,533)       (3,788)
        (Increase) decrease in other assets                                        27,962          (662)
        Net increase (decrease) in accrued interest and other liabilities         (21,653)        2,490
                                                                                ---------     ---------
             Net cash provided by operating activities                              9,319         7,182

Cash flows from investing activities:

        Capital expenditures                                                         (996)         (822)
        Proceeds from maturity of securities held to maturity                      79,188        82,550
        Purchases of securities held to maturity                                  (30,612)      (36,170)
        Proceeds from sales of securities available for sale                      419,212       275,208
        Purchases of securities available for sale                               (420,532)     (276,621)
        Net Increase in loans                                                     (17,939)       (3,552)
                                                                                ---------     ---------
             Net cash provided by investing activities                             28,321        40,593


Cash flows from financing activities:

        Net Decrease in demand, money market, savings and NOW accounts             (5,526)     (112,995)
        Net Increase in time deposits                                               6,170        58,931
        Net Decrease in Federal funds purchased and Securities sold under
           agreements to repurchase                                                (1,905)       (2,225)
        Cash dividends paid                                                        (6,041)       (5,260)
        Acquisition of treasury stock                                                 (41)         (139)
                                                                                ---------     ---------
             Net cash used by financing activities                                 (7,343)      (61,688)
                                                                                ---------     ---------

(Decrease) increase in cash and cash equivalents                                   30,297       (13,913)
Cash and cash equivalents at beginning of period                                   58,998        68,712
                                                                                ---------     ---------
Cash and cash equivalents at end of period                                      $  89,295     $  54,799
                                                                                =========     =========


Supplemental disclosure of cash flow information:
        Cash paid during the period for:
             Interest                                                           $  16,111     $  13,978
             Income taxes                                                               0             0


The accompanying notes are an integral part of these statements.

                   FIRST EVERGREEN CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                 March 31, 1996
                       Unaudited  -  Dollars in Thousands


NOTE  A

The unaudited interim consolidated financial statements of First Evergreen Corporation ("First Evergreen") include the accounts of First Evergreen and its subsidiary bank, First National Bank of Evergreen Park.

The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. The more significant policies are incorporated in the Notes to Financial Statements in the 1995 Annual Report and Form 10-K and should be read in conjunction herewith.

In the opinion of management, all adjustments necessary for fair presentation of the financial position and the results of operations for the interim periods, all of which were recurring and normal, have been made. The results of operations for the interim period are not necessarily indicative of results that may be expected for the entire fiscal year.


NOTE  B

The preparation of financial statements in conformance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations  (Dollars in Thousands Except Share Data)

FINANCIAL  CONDITION

Through the three month period ended March 31, 1996, the deposit base remained stable, increasing $644 or .04%. The volume of demand deposits and the savings/NOW category decreased $4,728 and $8,485, respectively, while money market accounts and time deposits grew by $7,687 and $6,170, respectively. During the same 1995 period, the deposit base decreased by $54,064. Rates available on short term time deposits reached 5.65%, while the rate paid on savings deposits remained at 3.00%. Accordingly, time deposits grew by $58,931 as depositors repositioned their funds from the savings/NOW category, which declined by $85,449. During the same period, money market accounts increased by $739, while demand deposits declined $28,285, primarily due to the beginning of the period falling on a weekend at which time the Federal Reserve does not present on us items for payment. Also in 1995, Federal Funds purchased and securities sold under agreements to repurchase declined by $2,225.

Interest earning assets increased by $1,704 during 1996. The held to maturity portfolio declined by $50,414, lead by a $31,310 decrease in U.S. Treasury obligations. The loan portfolio and Federal Funds sold increased by $17,888 and $35,000, respectively, while available for sale securities declined by $770.

For the three month period ended March 31, 1996, the average interest rate spread expressed on a tax equivalent basis (net interest margin) decreased 36 basis points to 3.08%, from 3.44% at March 31, 1995. During the same period, the return on average earning assets and average cost of funds increased 9 and
45 basis points, respectively.    Financial market conditions generally dictate
the return realized on average earning assets and the rates paid to depositors. However, management has a discretionary influence on the investment of assets and rates paid on deposits.

Annual return on average equity increased from 12.35% during the quarter ended March 31, 1995 to 12.94% in the first quarter of 1996. The increase is due to a $1,058 increase in security gains and the virtual elimination of deposit insurance. The annualized return on average assets increased 14 basis points, reaching 1.20% at March 31, 1996.

Total shareholders' equity decreased $2,366 from $173,818 at December 31, 1995 to $171,452 at March 31, 1996. During this period, the Reserve for Unrealized Losses - Available for Sale Securities increased $1,707, while treasury stock grew by $41. On January 8, 1996, a $15.00 per share dividend totaling $6,041 was paid to stockholders of record as of January 3, 1996.

The Tier I leveraged capital ratio decreased 14 basis points from 9.10% at December 31, 1995 to 8.96% on March 31, 1996, while the total risk-based capital ratio remained constant at 26.85%, as the previously mentioned reduction in zero percent weighted Treasuries was offset by a similar decrease in the 100% risk weight category. Both capital ratios are monitored by Federal agencies which require minimums of 5% for Tier I leveraged ratio and 10% for total risk-based ratio to receive the highest classification of "well capitalized."

LIQUIDITY

The objective of liquidity management is to ensure that First Evergreen can meet its cash flow requirements and capitalize on opportunities on a timely basis. Liquidity is secured by managing the mix of items on the balance sheet and expanding sources of liquidity. At March 31, 1996, First Evergreen's sources of liquidity totalled $490,349, including $247,887 in held to maturity securities maturing within one year, $35,000 in Federal Funds sold, $65,712 in estimated mortgage backed security prepayments within the next year and $141,750 in available for sale securities. Deposits totalled $1,662,590, yielding a liquidity ratio of 29.49%.

Earning assets with maturities of less than one year, one to five years and in excess of five years totalled 30.33%, 52.82% and 16.85%. respectively. Similarly, approximately 53.68% of interest sensitive liabilities could be repriced within one year, 20.45% within one to five years and 25.87% in excess of five years.

Cash and cash equivalents increased $30,297 during the three months ended March 31, 1996, reaching $89,295. Operating activities contributed $9,319, including $5,423 in net income and a net source of $6,309 from changes in other assets and other liabilities resulting from recording the offset to straddle security transactions at year end. Investing activities added $28,321, primarily due to the decrease in the held to maturity portfolio. Financing activities used $7,343 due to a $6,041 cash dividend paid and minor fluctuations in the volumes of deposits and Federal Funds purchased and securities sold under agreements to repurchase.

As of March 31, 1996, the market value of the held to maturity investment portfolio exceeded book value by $17,785. Management has the positive intent and ability to hold these securities until final maturity.

RESULT OF OPERATIONS - Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995.

Net interest income of $14,575 for the quarter ended March 31, 1996 represents a $1,030 decrease from the same quarter last year. Interest income (on a tax equivalent basis) increased $536 from the prior year's quarter. The average volume of interest earning assets increased $15,165, while their yield climbed nine basis points to 7.48%. The average volume of interest sensitive liabilities declined $6,265, while the average cost of funds increased 45 basis points to 4.40%. The increased cost of funds resulted in a 26 basis point decline in net yield on earning assets, reaching 3.68% as of March 31, 1996.

Other operating income increased $1,156 from the first quarter of 1995. The increase is attributable to security gains of $1,071 realized during the 1996 quarter versus 1995 security gains of $13. Service charges on deposit accounts increased $90, while Trust Department income and other income showed little change.

Other operating expenses declined $948 due to a $979 decrease in insurance expense. Insurance declined as the Federal Deposit Insurance Corporation determined that the insurance fund had been recapitalized as of June 1, 1995 and, therefore, virtually eliminated premiums. Salaries and employee benefits decreased $65 due to a $146 decrease in medical insurance and modest decreases in many other benefit categories, which more than offset a three percent rise in salary expense. Net occupancy of bank premises rose $91 due to increases in real estate taxes, building repairs, depreciation and utilities. Equipment expense rose $103 due to increased depreciation resulting from equipment upgrades at several facilities and higher equipment repair costs. Outside fees and services dropped $50 due to reductions in ATM interchange expense, consulting services and correspondent bank processing fees. Data processing expense decreased $44 due to the execution of a contract extension which includes a more favorable contract discount. Other expenses remained relatively unchanged, decreasing $4.

Current period income tax increased $439 due to a $1,074 increase in pretax income. The effective tax rate increased 2.50%, from 23.75% to 26.25%, as the growth in tax exempt income did not keep pace with the growth in pretax income.

  ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

       Financial Data Schedule  -  Article 9





                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST EVERGREEN CORPORATION



Dated:  May 3, 1996                 BY: /s/ Stephen M. Hallenbeck
                                       ---------------------------------------
                                         Stephen M. Hallenbeck
                                         Secretary/Treasurer

                                         Signing on behalf of the Registrant and
                                         as Principal Financial Officer.