Form 10-Q
period 1996-06-30
FIRST EVERGREEN CORP
filed 1996-08-09
CIK 278138

                                    ORIGINAL

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)



X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
- ---  Exchange Act of 1934.
     For the period ended June 30, 1996.

     Transition Report pursuant to Section 13 or 15(d) of the Securities
- ---  Exchange Act of 1934.
     For the transition period from ___________ to ___________.


                         Commission file number 2-94209


                          FIRST EVERGREEN CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                             36-2952700
(State or other jurisdiction                                   (I.R.S. Employer
incorporation or organization)                              Identification No.)

3101 W. 95th Street, Evergreen Park, Illinois                             60805
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (708) 422-6700


Indicated by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

                                 Yes X    No
                                     -       -

Indicate the number of shares outstanding of each issuer's class of common stock, as of the latest practicable date.

Common Stock - $25.00 par value, 2,000,000 shares authorized, 432,842 shares issued and 402,510 shares outstanding at July 31, 1996.

                          FIRST EVERGREEN CORPORATION



PART I  -  FINANCIAL INFORMATION

 ITEM 1  -  FINANCIAL STATEMENTS


                                                               Page
                                                              Numbers



            Consolidated Balance Sheets ......................  3
            Consolidated Statements of Income ................  4
            Consolidated Statements of Cash Flows ............  6
            Notes to Consolidated Financial Statements .......  7



 ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS .............  8



PART II  -  OTHER INFORMATION


 ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K ................. 11


FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Condition
DOLLARS IN THOUSANDS EXCEPT SHARE DATA
(UNAUDITED)
                                                                                          June 30,                    December 31,
                    ASSETS                                                                  1996                          1995
                                                                           --------------------------------------------------------
Cash and due from banks                                                   $                  63,117          $              58,998
Federal funds sold                                                                           13,000                              0
Available for sale securities                                                               140,568                        142,269
Held to maturity securities
 U.S. Treasury obligations                                                                  175,491                        251,116
 U.S. Government agencies                                                                   415,065                        411,858
 Obligations of states and political subs.                                                  170,120                        151,295
 Mortgage-backed securities                                                                  44,291                         50,807
 Collateralized mortgage obligations                                                        212,013                        208,345
 Other securities                                                                             1,385                          1,385
                                                                           -------------------------          ---------------------
  Total held to maturity                                                                  1,018,365                      1,074,806
   (Market value of $1,031,139 in 1996
    and $1,104,284 in 1995)
Loans                                                                                       592,060                        530,499
 Less allowance for loan losses                                                              (3,546)                        (3,796)
                                                                           -------------------------         ----------------------
  Net loans                                                                                 588,514                        526,703

Bank premises and equipment (net)                                                            30,187                         29,647
Accrued interest receivable                                                                  19,873                         20,959
Goodwill and other intangibles (net)                                                          4,703                          5,124
Other assets                                                                                  2,771                         29,582
                                                                           -------------------------          ---------------------
                                                                          $               1,881,098          $           1,888,088
     LIABILITIES AND STOCKHOLDERS' EQUITY                                  =========================          =====================
Liabilities
  Demand deposits                                                         $                 177,977          $             169,748
  Savings deposits and NOW accounts                                                         608,747                        631,633
  Money market accounts                                                                      99,739                         97,174
  Time deposits                                                                             786,251                        763,391
                                                                           -------------------------          ---------------------
   Total deposits                                                                         1,672,714                      1,661,946


Federal funds purchased and Securities sold
 under agreements to repurchase                                                              13,745                         15,070
Accrued interest and other liabilities                                                       18,635                         37,254
                                                                           -------------------------          ---------------------
  Total liabilities                                                                       1,705,094                      1,714,270
                                                                           =========================          =====================
Stockholders' equity
  Common stock - authorized, 2,000,000 shares
   of $25 par value; issued, 432,842 shares
   in 1996 and 1995                                                                          10,821                         10,821
Surplus                                                                                       4,815                          4,815
Retained earnings                                                                           169,974                        165,629
Net unrealized loss on Available for Sale Securities                                         (1,850)                           196
                                                                           -------------------------          ---------------------
                                                                                            183,760                        181,461
Less treasury stock - at cost, 30,326 shares
  in 1996 and 30,065 shares in 1995                                                          (7,756)                        (7,643)
                                                                           -------------------------          ---------------------
  Total stockholders' equity                                                                176,004                        173,818
                                                                           -------------------------          ---------------------
                                                                          $               1,881,098          $           1,888,088
The accompanying notes are an integral part of these statements.           =========================          =====================




FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
DOLLARS IN THOUSANDS EXCEPT SHARE DATA
(UNAUDITED)                                                                                 Three months ended June 30
                                                                                           -------------------------------
                                                                                                1996              1995

Interest income
 Interest and fees on loans                                                                $   11,527        $   10,010
 Interest and dividends on investment securities
  Taxable securities                                                                           14,669            15,767
  Securities exempt from Federal taxes                                                          2,316             2,257
  Dividends                                                                                        20                21
 Interest on available for sale securities                                                      1,808             2,243
 Interest on Federal funds sold                                                                   554               535
                                                                                           ----------        ----------
   Total interest income                                                                       30,894            30,833
 Interest expense                                                                           ----------        ----------

 Interest on deposits                                                                          15,907            15,838
 Interest on Federal funds purchased and Securities
Sold under Agreements to Repurchase                                                               133               122
                                                                                           ----------        ----------
   Total interest expense                                                                      16,040            15,960
                                                                                           ----------        ----------
   Net interest income                                                                         14,854            14,873

Provision for loan losses                                                                           0                 0
   Net interest income after provision                                                     ----------        ----------
   for loan losses                                                                             14,854            14,873
                                                                                           ----------        ----------
Other operating income
 Service charges on deposit accounts                                                              838               750
 Trust department income                                                                          439               467
 Other income                                                                                     335               447
 Net security gains                                                                               (35)            1,090
                                                                                            ---------         ----------
   Total other operating income                                                                 1,577             2,754
Other operating expenses
 Salaries and employee benefits                                                                 5,775             5,441
 Net occupancy expense of bank premises                                                           841               821
 Equipment depreciation, rentals and maintenance                                                  693               624
 Insurance                                                                                         66             1,021
 Outside fees and services                                                                        450               503
 Data processing                                                                                  447               527
 Other expenses                                                                                 1,545             1,584
                                                                                           ----------        ----------
   Total other operating expenses                                                               9,817            10,521
                                                                                           ----------        ----------
   Income before income tax expense                                                             6,614             7,106

Income tax expense                                                                              1,652             1,774
                                                                                           ----------        ----------
   NET INCOME                                                                              $    4,962        $    5,332
                                                                                           ----------        ----------
Net income per share                                                                           $12.32            $13.20
                                                                                               ======            ------
Shares outstanding                                                                            402,605           404,501
The accompanying notes are an integral part of these statements.                              -------           -------



FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
DOLLARS IN THOUSANDS EXCEPT SHARE DATA
(UNAUDITED)                                                                                  Six months ended June 30
                                                                                           -----------------------------
                                                                                                1996             1995

Interest income
 Interest and fees on loans                                                                  $  22,369        $   19,673
 Interest and dividends on investment securities
  Taxable securities                                                                            30,404            32,720
  Securities exempt from Federal taxes                                                           4,560             4,460
  Dividends                                                                                         41                41
Interest on available for sale securities                                                        3,586             3,519
Interest on Federal funds sold                                                                     801               770
                                                                                             ---------        ----------
    Total interest income                                                                       61,761            61,183
Interest expense                                                                             ---------        ----------
  Interest on deposits                                                                          32,062            30,466
  Interest on Federal funds purchased and Securities
    Sold under Agreements to Repurchase                                                            270               239
                                                                                             ---------        ----------
    Total interest expense                                                                      32,332            30,705
                                                                                             ---------        ----------
    Net interest income                                                                         29,429            30,478

Provision for loan losses                                                                            0                 0
                                                                                             ---------        ----------
  Net interest income after provision
   for loan losses                                                                              29,429            30,478
                                                                                             ---------        ----------
Other operating income
 Service charges on deposit accounts                                                             1,670             1,492
 Trust department income                                                                           889               912
 Other income                                                                                      662               771
 Net security gains                                                                              1,036             1,103
                                                                                             ---------        ----------
   Total other operating income                                                                  4,257             4,278

Other operating expenses
 Salaries and employee benefits                                                                 11,427            11,159
 Net occupancy expense of bank premises                                                          1,717             1,606
 Equipment depreciation, rentals and maintenance                                                 1,390             1,218
 Insurance                                                                                         125             2,058
 Outside fees and services                                                                         970             1,074
 Data processing                                                                                   919             1,042
 Other expenses                                                                                  3,171             3,214
                                                                                             ---------        ----------
    Total other operating expenses                                                              19,719            21,371
                                                                                             ---------        ----------
    Income before income tax expense                                                            13,967            13,385

Income tax expense                                                                               3,582             3,265
                                                                                             ---------        ----------
    NET INCOME                                                                               $  10,385        $   10,120
                                                                                             =========        ==========
Net income per share                                                                            $25.79            $25.03
                                                                                                ------            ------
Shares outstanding                                                                             402,648           404,250
                                                                                               -------           -------
The accompanying notes are an integral part of these statements.



FIRST EVERGREEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)
                                                                                 Six months ended June 30
                                                                                 -------------------------
                                                                                     1996          1995

Cash flows from operating activities :
 Net income                                                                          $10,385         $10,120
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for depreciation and amortization                                        1,776           1,651
    Provision loan losses                                                                  0               0
    Amortization of investment security discounts/premiums                             4,378           6,136
    Net gain on investment securities                                                 (1,036)         (1,103)
    Deferred income taxes                                                                (60)            (31)
    Decrease in accrued interest receivable                                            1,086           3,605
    Decrease (increase) in other assets                                               27,969         (10,094)
    Net (decrease) increase in accrued interest and other liabilities                (18,619)         20,346
                                                                                   ----------    -----------
       Net cash provided by operating activities                                      25,879          30,630

Cash flows from investing activities :

    Capital expenditures                                                               (1,894)        (1,791)
    Proceeds from maturity of securities held to maturity                             172,595        161,986
    Purchases of securities held to maturity                                         (119,777)      (109,373)
    Proceeds from sales of securities available for sale                              447,010        792,721
    Purchases of securities available for sale                                       (448,173)      (798,354)
    Net increase in loans                                                             (61,811)       (16,678)
                                                                                   -----------   ------------
       Net cash (used for) provided by investing activities                           (12,050)        28,511

Cash flows from financing activities :

    Net decrease in demand, money market, savings and NOW accounts                    (12,092)      (138,899)
    Net increase in time deposits                                                      22,860         97,810
    Net decrease in Federal funds purchased and Securities sold under
     agreements to repurchase                                                          (1,325)        (3,020)
    Cash dividends paid                                                                (6,040)        (5,260)
    Acquisition of treasury stock                                                        (113)          (380)
                                                                                   -----------   ------------
       Net cash provided by (used for) financing activities                             3,290        (49,749)
                                                                                   ----------    ------------

Increase in cash and cash equivalents                                                  17,119          9,392
Cash and cash equivalents at beginning of period                                       58,998         68,713
                                                                                   ----------    -----------
Cash and cash equivalents at end of period                                            $76,117        $78,105
                                                                                   ==========    ===========

Supplemental disclosure of cash flow information :
   Cash paid during the period for :
     Interest                                                                         $32,243        $29,105
     Income taxes                                                                       3,650          2,760

The accompanying notes are an integral part of these statements.



                   FIRST EVERGREEN CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                 June 30, 1996
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

Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations  (Dollars in Thousands Except Share Data)

FINANCIAL  CONDITION

Through the six month period ended June 30, 1996, the deposit base remained stable, increasing $10,768 or .65%. The volume of demand deposits and money market accounts increased by $8,229 and $2,565, respectively. Savings deposits and NOW accounts decreased $22,886 as depositors continued to reposition their funds into higher yielding time deposits, which grew by $22,860. During the same 1995 period, the deposit base decreased $41,089. The savings and NOW category declined by $113,645 as depositors moved their funds into time deposits, which grew by $97,810. During the same period, the volume of demand deposits and money market accounts decreased by $22,425 and $2,829, respectively.

Interest earning assets increased by $16,419 during 1996. The held to maturity portfolio declined by $56,441, led by a $75,625 decrease in U.S. Treasury obligations. The loan portfolio and Federal Funds sold increased by $61,561 and $13,000, respectively, while available for sale securities declined by $1,701.

For the six month period ended June 30, 1996, the average interest rate spread expressed on a tax equivalent basis (net interest margin) decreased 26 basis points to 3.07%, from 3.33% at June 30, 1995. During the same period, the return on average earning assets decreased five basis points, while the average cost of funds increased 21 basis points to 4.30%. Financial market conditions generally dictate the return realized on average earning assets and the rates paid to depositors. However, management has a discretionary influence on the investment of assets and rates paid on deposits.

Annual return on average equity decreased from 12.86% at June 30, 1995 to 11.99% in 1996. The reduction is due to increased average equity resulting from First Evergreen's continuing trend of equity growth. The annualized return on average assets remained virtually unchanged, increasing one basis point to 1.13%.

Total shareholders' equity increased $2,186 from $173,818 at December 31, 1995 to $176,004 at June 30, 1996. During this period, the net unrealized loss on Available for Sale Securities increased $2,046, while treasury stock grew by $113. On January 8, 1996, a $15.00 per share dividend totaling $6,040 was paid to stockholders of record as of January 3, 1996.

The Tier I leveraged capital ratio increased eight basis points from 9.10% at December 31, 1995 to 9.18% on June 30, 1996, while the total risk-based capital ratio decreased to 26.06%, as funds were repositioned from zero percent risk weighted Treasuries into the loan portfolio, which carries higher risk weights. Both capital ratios are monitored by Federal agencies which require minimums of 5% for Tier I leveraged ratio and 10% for total risk-based ratio to receive the highest classification of "well capitalized."

LIQUIDITY

The objective of liquidity management is to ensure that First Evergreen can meet its cash flow requirements and capitalize on opportunities on a timely basis. Liquidity is secured by managing the mix of items on the balance sheet and expanding sources of liquidity. At June 30, 1996, First Evergreen's sources of liquidity totalled $446,924, including $215,548 in held to maturity securities maturing within one year, $13,000 in Federal Funds sold, $77,808 in estimated mortgage backed security prepayments within the next year and $140,568 in available for sale securities. Deposits totalled $1,672,714, yielding a liquidity ratio of 26.72%.

Earning assets with maturities of less than one year, one to five years and in excess of five years totalled 32.62%, 51.13% and 16.25%, respectively. Similarly, approximately 54.19% of interest sensitive liabilities could be repriced within one year, 19.96% within one to five years and 25.85% in excess of five years.

Cash and cash equivalents increased $17,119 during the six months ended June 30, 1996, reaching $76,117. Operating activities contributed $25,879, including $10,385 in net income and a net source of $9,350 from changes in other assets and other liabilities resulting from recording the offset to straddle security transactions at year end. Investing activities used $12,050, primarily due to the increase in the loan portfolio. Financing activities added $3,290 due to a $10,768 increase in the deposit base which was partially offset by a $6,040 cash dividend paid.

As of June 30, 1996, the market value of the held to maturity investment portfolio exceeded book value by $12,774. Management has the positive intent and ability to hold these securities until final maturity.

RESULT OF OPERATIONS - Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995.

Net interest income of $14,854 for the quarter ended June 30, 1996 represents a $19 decrease from the same quarter last year. Net interest income (on a tax equivalent basis) decreased $18 from the prior year's quarter. The average volume of interest earning assets increased $19,595, while their yield decreased six basis points to 7.37%. The average volume of interest sensitive liabilities decreased $5,554, while the average cost of funds increased four basis points to 4.27%. The net interest margin declined ten basis points to 3.10% with a corresponding eight point decrease in net yield on earning assets.

Other operating income decreased $1,177 from the second quarter of 1995. The decrease is attributable to security gains of $1,090 realized during the 1995 quarter versus 1996 security losses of $35. Service charges on deposit accounts increased $88 due to the implementation of a nominal charge for customers' use of foreign ATMs, while Trust Department income and other income showed little change.

Other operating expenses declined $704 due to a $955 decrease in insurance expense. Insurance declined as the Federal Deposit Insurance Corporation determined that the insurance fund had been recapitalized as of June 1, 1995 and, therefore, virtually eliminated premiums. Salaries and employee benefits increased $334 due to increased medical insurance expense and annual salary adjustments. Data processing expense decreased $80 due to the execution of a contract which includes a more favorable contract discount. Equipment expense rose $69 due to increased depreciation resulting from equipment upgrades at several facilities and higher equipment repair costs. Outside fees and services, other expenses and net occupancy of bank premises saw little change.

Current period income tax decreased $122 due to a $492 decrease in pretax income. The effective tax rate increased two basis points, from 24.96% in the 1995 period to 24.98% in 1996.

RESULT OF OPERATIONS - Six Months ended June 30, 1996 Compared to Six Months Ended June 30, 1995.

Net interest income of $29,429 represents a $1,049 decline from the same 1995 period. Net interest income (on a tax equivalent basis) decreased $1,002 from 1995. The average volume of interest earning assets rose $17,382, while their yield declined five basis points to 7.37%. The average volume of interest sensitive liabilities declined $6,093, while the average cost of funds increased 21 basis points to 4.30%. The net interest margin declined 26 basis points to 3.07%, while the net yield on earning assets declined sixteen basis points to 3.68%.

Other operating income decreased $21 from the same 1995 period. Service charges on deposit accounts increased $178 due to the implementation of a nominal charge for customers' use of foreign ATMs. Other income is down $109 due to 1995 gains on other real estate owned of $141 versus $5 in the current period. Net security gains declined $67, while Trust Department income reflects little change.

Other operating expenses declined $1,652 from 1995 due to a $1,933 decrease in insurance expense related to the deposit insurance relief. Salaries and employee benefits increased $268 due to annual salary adjustments and increased medical expense. Equipment expense rose $172 due to the equipment upgrades and repair costs. Net occupancy of bank premises increased $111 due to an increase in the real estate tax accrual in anticipation of a township reassessment.
Data processing expense declined $123 due to a favorable contract extension, and outside fees declined $104 due to decreases in correspondent bank processing fees and ATM interchange expense. Other expenses showed little change.

Current period income tax increased $317 due to a $582 additional pretax income. The effective tax rate increased 126 basis points, from 24.39% in 1995 to 25.65% in 1996.

PART II  -  OTHER INFORMATION

 ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

           The Annual Meeting of Shareholders of the Registrant was held on April 25, 1996, at which time 336,757 shares were cast in favor of re-electing the Board of Directors in its entirety. Each director shall hold office until the next Annual Meeting of Stockholders and until his successor shall be elected and shall qualify.


 (a) Exhibits

     Financial Data Schedule  -  Article 9





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FIRST EVERGREEN CORPORATION





Dated:  August 6, 1996     BY:  /s/ Stephen M. Hallenbeck
                                ---------------------------------------
                                Stephen M. Hallenbeck
                                Secretary/Treasurer

                                Signing on behalf of the Registrant and
                                as Principal Financial Officer.