Form 10-Q
period 1996-09-30
FIRST EVERGREEN CORP
filed 1996-11-08
CIK 278138

                                    ORIGINAL

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

 X     Quarterly Report pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934.
       For the period ended September 30, 1996.

       Transition Report pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934.
       For the transition period from ___________ to ___________.


                         Commission file number 2-94209


                          FIRST EVERGREEN CORPORATION
             ------------------------------------------------------
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

Common Stock  -  $25.00 par value, 2,000,000 shares authorized, 432,842 shares issued and 402,003 shares outstanding at October 31, 1996.

                          FIRST EVERGREEN CORPORATION
                          ---------------------------


PART I  -  FINANCIAL INFORMATION

  ITEM 1  -  FINANCIAL STATEMENTS


                                                                       Page
                                                                     Numbers
                                                                     -------

         Consolidated Statements of Condition . . . . . . . . . . .     3
         Consolidated Statements of Income  . . . . . . . . . . . .     4
         Consolidated Statements of Cash Flows  . . . . . . . . . .     6
         Notes to Consolidated Financial Statements . . . . . . . .     7



  ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . .     8



PART II  -  OTHER INFORMATION


  ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . .    11

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Condition
DOLLARS IN THOUSANDS EXCEPT SHARE DATA
(UNAUDITED)


                                                   September 30,    December 31,
                      ASSETS                           1996           1995
                                                  -----------------------------
Cash and due from banks                           $     38,459   $      58,998
Federal funds sold                                      28,500               0
Available for sale securities                          141,972         142,269
Held to maturity securities
  U.S. Treasury obligations                            163,713         251,116
  U.S. Government agencies                             406,851         411,858
  Obligations of states and political subs.            170,573         151,295
  Mortgage-backed securities                            41,396          50,807
  Collateralized mortgage obligations                  204,950         208,345
  Other securities                                       1,385           1,385
                                                  ------------   -------------
    Total held to maturity                             988,868       1,074,806
      (Market value of $1,001,903 in 1996
       and $1,104,284 in 1995)
Loans                                                  605,579         530,499
  Less allowance for loan losses                        (3,404)         (3,796)
                                                  ------------   -------------
    Net loans                                          602,175         526,703

Bank premises and equipment (net)                       30,910          29,647
Accrued interest receivable                             23,606          20,959
Goodwill and other intangibles (net)                     4,492           5,124
Other assets                                             2,774          29,582
                                                  ------------   -------------
                                                  $  1,861,756   $   1,888,088
                                                  ============   =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Demand deposits                                 $    164,478   $     169,748
  Savings deposits and NOW accounts                    589,764         631,633
  Money market accounts                                 97,507          97,174
  Time deposits                                        801,049         763,391
                                                  ------------   -------------
    Total deposits                                   1,652,798       1,661,946

  Federal funds purchased and Securities sold
     under agreements to repurchase                     16,825          15,070
  Accrued interest and other liabilities                10,729          37,254
                                                  ------------   -------------
    Total liabilities                                1,680,352       1,714,270
                                                  ============   =============

Stockholders' equity
  Common stock - authorized, 2,000,000 shares
    of $25 par value; issued, 432,842 shares
    in 1996 and 1995                                    10,821          10,821
  Surplus                                                4,815           4,815
  Retained earnings                                    175,064         165,629
  Unrealized gains (losses) on Available for sale
    securities, net of income taxes                     (1,465)            196
                                                  ------------   -------------
                                                       189,235         181,461
  Less treasury stock - at cost, 30,839 shares
    in 1996 and 30,065 shares in 1995                   (7,831)         (7,643)
                                                  ------------   -------------
    Total stockholders' equity                         181,404         173,818
                                                  ------------   -------------
                                                  $  1,861,756   $   1,888,088
                                                  ============   =============


The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
DOLLARS IN THOUSANDS EXCEPT SHARE DATA

<Caption

(UNAUDITED)                                           Three months ended September 30
                                                      -------------------------------
                                                         1996           1995
Interest income
  Interest and fees on loans                          $ 12,051       $ 10,256
  Interest and dividends on investment securities
    Taxable securities                                  15,028         15,870
    Securities exempt from Federal taxes                 2,456          2,250
    Dividends                                               21             21
  Interest on available for sale securities              1,827          2,193
  Interest on Federal funds sold                           256            440
                                                      --------       --------
      Total interest income                             31,639         31,030
                                                      --------       --------
Interest expense
  Interest on deposits                                  16,293         16,337
  Interest on Federal funds purchased and Securities
     Sold under Agreements to Repurchase                   156            123
                                                      --------       --------
      Total interest expense                            16,449         16,460
                                                      --------       --------
      Net interest income                               15,190         14,570

Provision for loan losses                                  200              0
                                                      --------       --------
      Net interest income after provision
        for loan losses                                 14,990         14,570
                                                      --------       --------
Other operating income
  Service charges on deposit accounts                      865            748
  Trust department income                                  466            385
  Other income                                             367            343
  Net security gains (losses)                              (73)           161
                                                      --------       --------
      Total other operating income                       1,625          1,637

Other operating expenses
  Salaries and employee benefits                         5,693          5,616
  Net occupancy expense of bank premises                   881            883
  Equipment depreciation, rentals and maintenance          673            635
  Insurance                                                 70            (62)
  Outside fees and services                                460            492
  Data processing                                          498            522
  Other expenses                                         1,565          1,315
                                                      --------       --------
      Total other operating expenses                     9,840          9,401
                                                      --------       --------
      Income before income tax expense                   6,775          6,806

Income tax expense                                       1,684          1,672
                                                      --------       --------
      NET INCOME                                      $  5,091       $  5,134
                                                      ========       ========

Net income per share                                    $12.65         $12.73
                                                        ------         ------

Weighted average number of shares outstanding          402,487        403,394
                                                       -------        -------




The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
DOLLARS IN THOUSANDS EXCEPT SHARE DATA
(UNAUDITED)

                                                    Nine months ended September 30
                                                     ------------------------------
                                                           1996          1995
Interest income
  Interest and fees on loans                           $  34,420      $ 29,928
  Interest and dividends on investment securities
    Taxable securities                                    45,432        48,591
    Securities exempt from Federal taxes                   7,016         6,710
    Dividends                                                 62            62
  Interest on available for sale securities                5,413         5,712
  Interest on Federal funds sold                           1,057         1,210
                                                       ---------      --------
      Total interest income                               93,400        92,213
                                                       ---------      --------
Interest expense
  Interest on deposits                                    48,355        46,803
  Interest on Federal funds purchased and Securities
     Sold under Agreements to Repurchase                     426           362
                                                       ---------      --------
      Total interest expense                              48,781        47,165
                                                       ---------      --------
      Net interest income                                 44,619        45,048

Provision for loan losses                                    200             0
                                                       ---------      --------
      Net interest income after provision
        for loan losses                                   44,419        45,048
                                                       ---------      --------
Other operating income
  Service charges on deposit accounts                      2,535         2,240
  Trust department income                                  1,355         1,298
  Other income                                             1,029         1,114
  Net security gains                                         963         1,264
                                                       ---------      --------
      Total other operating income                         5,882         5,916

Other operating expenses
  Salaries and employee benefits                          17,120        16,775
  Net occupancy expense of bank premises                   2,598         2,490
  Equipment depreciation, rentals and maintenance          2,063         1,853
  Insurance                                                  195         1,997
  Outside fees and services                                1,430         1,565
  Data processing                                          1,417         1,564
  Other expenses                                           4,736         4,529
                                                       ---------      --------
      Total other operating expenses                      29,559        30,773
                                                       ---------      --------
      Income before income tax expense                    20,742        20,191

Income tax expense                                         5,266         4,937
                                                       ---------      --------
      NET INCOME                                       $  15,476      $ 15,254
                                                       =========      ========

Net income per share                                   $   38.44      $  37.76
                                                       ---------      --------

Weighted average number of shares outstanding            402,594       403,962
                                                       ---------      --------

The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

                                                                              Nine months ended September 30
                                                                              ------------------------------
                                                                                 1996             1995
Cash flows from operating activities :

   Net income                                                                  $ 15,476          $ 15,254
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Provision for depreciation and amortization                               2,684             2,506
        Provision for loan losses                                                   200                 0
        Amortization of investment security discounts/premiums                    6,084             8,568
        Net security gains                                                         (963)           (1,264)
        Deferred income taxes                                                      (204)             (138)
        Increase in accrued interest receivable                                  (2,647)           (1,948)
        Decrease (increase) in other assets                                      27,906            (9,288)
        Net (decrease) increase in accrued interest and other liabilities       (26,525)           19,714
                                                                              ---------         ---------
             Net cash provided by operating activities                           22,011            33,404

Cash flows from investing activities :

        Capital expenditures                                                     (3,516)           (2,842)
        Proceeds from maturity of securities held to maturity                   234,151           202,612
        Purchases of securities held to maturity                               (153,273)         (152,188)
        Proceeds from sales of securities available for sale                    501,366           972,131
        Purchases of securities available for sale                             (503,685)         (979,050)
        Net Increase in loans                                                   (75,472)          (31,497)
                                                                              ---------         ---------
             Net cash (used for) provided by investing activities                  (429)            9,166


Cash flows from financing activities :

        Net Decrease in demand, money market, savings and NOW accounts          (46,806)         (132,608)
        Net Increase in time deposits                                            37,658           102,924
        Net Increase in Federal funds purchased and Securities sold under
           agreements to repurchase                                               1,755             1,225
        Cash dividends paid                                                      (6,040)           (5,260)
        Acquisition of treasury stock                                              (188)             (615)
                                                                              ---------         ---------
             Net cash used for financing activities                             (13,621)          (34,334)
                                                                              ---------         ---------

Increase in cash and cash equivalents                                             7,961             8,236
Cash and cash equivalents at beginning of period                                 58,998            68,713
                                                                              ---------         ---------
Cash and cash equivalents at end of period                                      $66,959          $ 76,949
                                                                              =========         =========

Supplemental disclosure of cash flow information :
        Cash paid during the period for :
             Interest                                                          $ 48,525          $ 45,256
             Income taxes                                                         5,000             4,510

The accompanying notes are an integral part of these statements.

                   FIRST EVERGREEN CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                               September 30, 1996
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

Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations  (Dollars in Thousands Except Share Data)

FINANCIAL  CONDITION

Through the nine month period ended September 30, 1996, the deposit base remained stable, decreasing $9,148 or .55%. Savings deposits and NOW accounts decreased $41,869 as depositors continued to reposition their funds into higher yielding time deposits, which grew by $37,658. Demand deposits declined by $5,270, while money market accounts increased by $333. During the same 1995 period, the deposit base decreased by $29,684. Rates on short term time deposits reached 5.15% during the period, while the rate paid on savings deposits remained at 3.00%. Accordingly, the volume of time deposits increased by $102,924, while the savings/NOW category declined by $126,952. During the same period, the volume of demand deposits and money market accounts decreased by $4,905 and $751, respectively.

Interest earning assets increased by $17,345 during 1996. The held to maturity portfolio declined by $85,938, led by an $87,403 decrease in U.S. Treasury obligations. The loan portfolio and Federal Funds sold increased by $75,080 and $28,500, respectively, while available for sale securities declined by $297.

For the nine month period ended September 30, 1996, the average interest rate spread expressed on a tax equivalent basis (net interest margin) decreased 14 basis points to 3.09%, from 3.23% at September 30, 1995. During the same period, the return on average earning assets increased one basis point, while the average cost of funds increased 15 basis points to 4.31%. Financial market conditions generally dictate the return realized on average earning assets and the rates paid to depositors. However, management has a discretionary influence on the investment of assets and rates paid on deposits.

Annual return on average equity decreased from 12.58% at September 30, 1995 to 11.73% in 1996. The reduction is due to increased average equity resulting from First Evergreen's continuing trend of equity growth. The annualized return on average assets remained unchanged at 1.10%.

Total shareholders' equity increased $7,586 from $173,818 at December 31, 1995 to $181,404 at September 30, 1996. During this period, the net unrealized loss on Available for Sale Securities increased $1,661, while treasury stock grew by $188. On January 8, 1996, a $15.00 per share dividend totaling $6,040 was paid to stockholders of record as of January 3, 1996.

The Tier I leveraged capital ratio increased 85 basis points from 9.10% at December 31, 1995 to 9.95% on September 30, 1996, while the total risk-based capital ratio increased to 27.50%, as equity continued to grow. Both capital ratios are monitored by Federal agencies which require minimums of 5% for Tier I leveraged ratio and 10% for total risk-based ratio to receive the highest classification of "well capitalized."

LIQUIDITY

The objective of liquidity management is to ensure that First Evergreen can meet its cash flow requirements and capitalize on opportunities on a timely basis. Liquidity is secured by managing the mix of items on the balance sheet and expanding sources of liquidity. At September 30, 1996, First Evergreen's sources of liquidity totalled $480,153, including $249,105 in held to maturity securities maturing within one year, $28,500 in Federal Funds sold, $60,576 in estimated mortgage backed security prepayments within the next year and $141,972 in available for sale securities. Deposits totalled $1,652,798, yielding a liquidity ratio of 29.05%.

Earning assets with maturities of less than one year, one to five years and in excess of five years totaled 28.55%, 52.15% and 19.3%, respectively. Similarly, approximately 47.49% of interest sensitive liabilities could be repriced within one year, 26.71% within one to five years and 25.80% in excess of five years.

Cash and cash equivalents increased $7,961 during the nine months ended September 30, 1996, reaching $66,959. Operating activities contributed $22,011 primarily due to net income of $15,476. Investing activities used $429, primarily due to the increase in the loan portfolio and a decrease in the held to maturity investment portfolio. Financing activities used $13,621 due to a $9,148 decrease in deposits and a $6,040 cash dividend paid.

As of September 30, 1996, the market value of the held to maturity investment portfolio exceeded book value by $13,035. Management has the positive intent and ability to hold these securities until final maturity.

RESULT OF OPERATIONS - Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995.

Net interest income, before provision for loan losses, of $15,190 for the quarter ended September 30, 1996 represents a $620 increase from the same quarter last year. Net interest income (on a tax equivalent basis) increased $729 from the prior year's quarter. The average volume of interest earning assets increased $29,219, while their yield increased seven basis points to 7.41%. The average volume of interest sensitive liabilities decreased $7,894, while the average cost of funds remained constant at 4.31%. The net interest margin increased seven basis points to 3.10% with a corresponding nine point increase in net yield on earning assets.

Other operating income decreased $12 from the third quarter of 1995. The decrease is attributable to security gains of $161 realized during the 1995 quarter versus 1996 security losses of $73. Service charges on deposit accounts increased $117 due to the implementation of a nominal charge for customers' use of foreign ATMs, while Trust Department income rose $81 and other income showed little change.

Other operating expense increased $439. Other expense increased $250 due to increases in armored services, printed forms and several other categories. Insurance expense increased $132 due to the 1995 FDIC insurance rebate. Salaries and employee benefits increased $77 due to increased medical insurance expense and annual salary adjustments. Equipment expense rose $38 due to increased depreciation resulting from equipment upgrades at several facilities and higher equipment repair costs. Outside fees and services, data processing and bank premises saw little change.

Current period income tax increased $12, from $1,672 to $1,684. The effective tax rate was 24.86% for the 1996 period.

RESULT OF OPERATIONS - Nine Months ended September 30, 1996 Compared to Nine Months Ended September 30, 1995.

Net interest income, before provision for loan losses, of $44,619 represents a $429 decline from the same 1995 period. Net interest income (on a tax equivalent basis) decreased $273 from 1995. The average volume of interest earning assets rose $21,339, while their yield increased one basis point to 7.40%. The average volume of interest sensitive liabilities declined $3,195, while the average cost of funds increased 15 basis points to 4.31%. The net interest margin declined 14 basis points to 3.09%, while the net yield on earning assets declined seven basis points to 3.69%.

Other operating income decreased $34 from the same 1995 period. Service charges on deposit accounts increased $295 due to the implementation of a nominal charge for customers' use of foreign ATMs. Other income is down $85 due to 1995 gains on other real estate owned of $143 versus $5 in the current period. Net security gains declined $301, while Trust Department income reflects modest change.

Other operating expenses declined $1,214 from 1995 due to a $1,802 decrease in insurance expense related to the deposit insurance relief. Salaries and employee benefits increased $345 due to annual salary adjustments and increased medical expense. Equipment expense rose $210 due to the equipment upgrades and repair costs. Net occupancy of bank premises increased $108 due to an increase in the real estate tax accrual in anticipation of a township reassessment.
Data processing expense declined $147 due to a favorable contract extension, and outside fees declined $135 due to decreases in correspondent bank processing fees and ATM interchange expense. Other expenses increased $207 due to increases in armored services, printed forms and several other categories.

Current period income tax increased $329 due to a $551 increase in pretax income. The effective tax rate increased 94 basis points, from 24.45% in 1995 to 25.39% in 1996.

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

                                          FIRST EVERGREEN CORPORATION



Dated:  November 4, 1996          BY:     /s/ Stephen M. Hallenbeck
                                      ---------------------------------------
                                          Stephen M. Hallenbeck
                                          Secretary/Treasurer

                                          Signing on behalf of the Registrant
                                          and as Principal Financial Officer.