Form 10-K405
period 1996-12-31
FIRST EVERGREEN CORP
filed 1997-03-31
CIK 278138

                                    ORIGINAL

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
                                   ---------
(Mark One)


 X    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
 ---  Act of 1934.
      (Fee Required)
      For the fiscal year ended December 31, 1996.
                                       or
___ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. (No Fee Required)
      For the transition period from ______ to ______.
                         Commission file number 2-94209

                          FIRST EVERGREEN CORPORATION
                          ---------------------------
             (Exact name of registrant as specified in its charter)

  Delaware                                                      36-2952700
  -------                                                       ----------
(State or other jurisdiction                            (I.R.S. Employer
incorporation or organization)                          Identification No.)

3101 W. 95th Street, Evergreen Park, Illinois                        60805
---------------------------------------------                        -----
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

The aggregate market value of common stock outstanding held by nonaffiliates of the registrant as of March 15, 1997, (based upon the closing price as of such date) was approximately $121,800,000. Shares of common stock held by Directors and executive officers of the registrant and by each person who owns 5% or more of the outstanding common stock have been excluded.

The number of shares outstanding of the registrant's common stock, $25.00 par value, as of March 15, 1997, was 401,567.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to stockholders for the year ended December 31, 1996 are incorporated by reference into Part I and Part II.

Portions of the proxy statement for the annual stockholders meeting to be held April 24, 1997, are incorporated by reference into Part III.

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


SUBSIDIARY BANK

     Evergreen Bank provides a complete range of retail banking services to individuals and small and medium-size businesses at each of its six banking locations--Evergreen Park (main office), Evergreen Bank-Oak Lawn Office, Evergreen Bank-Clearing Office, Evergreen Bank-Orland Park Office, Evergreen Bank-Physician's Pavilion, and Evergreen Bank-Auburn/Highland Office. These services include checking, savings, NOW and Money Market deposit accounts, business loans, personal loans, residential mortgage loans, home improvement loans, loans for education, other consumer oriented financial services including IRA and Keogh accounts, and safe deposit and night depository facilities. Additionally, Evergreen Bank provides 24-hour banking services to its customers.

     Evergreen Bank's Trust Department offers fiduciary, investment management and advisory services to individuals and small corporations. It also administers (as trustee and in other fiduciary and representative capacities) pension, profit-sharing and other employee benefit plans and personal trusts and estates.

     Evergreen Bank employs 577 people on a full time equivalent basis and provides a variety of employment benefits. Management believes that relationships with employees are good.


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

                                  COMPETITION

     Evergreen Bank encounters intense competition in all aspects of its business. Evergreen Bank competes vigorously with other financial institutions in its local communities, and banks in downtown Chicago. The historical restrictions in Illinois applicable to the ability of an Illinois located bank to establish bank offices have been virtually eliminated. Accordingly, any bank capable of doing business in Illinois has the legal right to establish an office in Evergreen Bank's market area. Thus, banking competition has increased, and will continue to increase, within First Evergreen's market.

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

                             FINANCIAL INFORMATION

Disclosure of financial information, including assets, revenue and operating gain or loss, on pages 3 and 4 of the annual report to stockholders for the year ended December 31, 1996, is incorporated herein by reference.

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



 OFFICE           LOCATION                OWNERSHIP     SQUARE FOOTAGE
 -----            --------                ---------     --------------
Main Office  3101 W. 95th Street         Owned              64,000
             Evergreen Park, Illinois


Oak Lawn     9400 S. Cicero Avenue       Owned              85,000
             Oak Lawn, Illinois

             4900 W. 95th Street         Owned              24,000
             Oak Lawn, Illinois

             9430 S. Cicero Avenue       Owned               8,500
             Oak Lawn, Illinois

Chicago      5235 W. 63rd Street         Owned              23,000
             Chicago, Illinois

             8140 S. Ashland Avenue      Owned               6,450
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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (DURING THE FOURTH QUARTER OF 1996)

     None

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Common Stock Information and Dividends on page 21 of the annual report to stockholders for the year ended December 31, 1996 is incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

     Financial Review and Selected Financial Data on pages 21 and 22 of the annual report to stockholders for the year ended December 31, 1996, are incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 23 through 30 of the annual report to stockholders for the year ended December 31, 1996, are incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Financial Statements and Notes thereto on pages 3 through 20 of the annual report to stockholders for the year ended December 31, 1996, are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information concerning the appointment of Ernst & Young LLP as independent auditors on page four of the proxy statement for the annual stockholders' meeting to be held on April 24, 1997 is incorporated herein by reference.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Directors of the Registrant on page two of the proxy statement for the annual stockholders' meeting to be held on April 24, 1997 is incorporated herein by reference.

                               EXECUTIVE OFFICERS

KENNETH J. OZINGA

     Mr. Ozinga has been President and a Director of First Evergreen since 1985 and President of First National Bank of Evergreen Park since 1985. Additionally, Mr. Ozinga has served as a Director of First National Bank of Evergreen Park or a subsidiary bank since 1982. Mr. Ozinga is 45 years old.

STEPHEN M. HALLENBECK

     Mr. Hallenbeck is Secretary/Treasurer and Chief Financial Officer of First Evergreen. Additionally, he is an Executive Vice President of First National Bank of Evergreen Park since 1985, and Secretary/Director of First National Bank of Evergreen Park. Mr. Hallenbeck joined First Evergreen as a Director of a subsidiary bank in 1979. Mr. Hallenbeck is 55 years old.

ROBERT C. WALL

     Mr. Wall is Vice President of First Evergreen. Additionally, he is an Executive Vice President of First National Bank of Evergreen Park and a Director of First National Bank of Evergreen Park since 1975. Mr. Wall joined First National Bank of Evergreen Park in 1977. Mr. Wall is 61 years old.

RICHARD H. BROWN

     Mr. Brown is Executive Vice President of First National Bank of Evergreen Park. Mr. Brown joined First National Bank of Evergreen Park in 1986. Mr. Brown is 42 years old.


ITEM 11 - EXECUTIVE COMPENSATION

                COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

     A director who is an employee of Evergreen Bank is not compensated for service as a member of First Evergreen's Board of Directors or any committee of the Board. During 1996, the two outside directors each received retainers totaling $19,000.

     The following "Summary of Compensation Table" provides shareholders a concise, comprehensive overview of compensation awarded, earned and paid in the reporting period.

                         SUMMARY COMPENSATION TABLE



  Name and Principal Position        Year     Salary   All Other Compensation *
  ---------------------------        ----     ------   -------------------------


  Kenneth J. Ozinga                  1996     $575,000         $21,098
  Chief Executive Officer            1995     $552,500         $21,931
                                     1994     $502,900         $21,477

  Stephen M. Hallenbeck              1996     $373,500         $21,098
  Secretary/Treasurer                1995     $334,750         $21,931
                                     1994     $265,600         $21,477

  Robert C. Wall                     1996     $334,750         $21,098
  Vice President                     1995     $309,750         $21,931
                                     1994     $265,600         $21,477

  Richard H. Brown                   1996     $143,900         $21,750
  Executive Vice President           1995     $133,000         $19,950
  (subsidiary)                       1994     $107,000         $16,050


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

               COMPENSATION INTERLOCKS AND INSIDER PARTICIPATION

     First Evergreen has no compensation committee or committees performing the functions of such. The entire Board of Directors of First Evergreen engages in the process and is responsible for setting compensation of First Evergreen's Chief Executive Officer. The directors of First Evergreen during 1996 were Alfred E. Bleeker, Jerome J. Cismoski, Stephen M. Hallenbeck, Kenneth J. Ozinga and Martin F. Ozinga. Kenneth J. Ozinga was, during 1996, the President, Chief Executive Officer and Chairman of the Board of Directors of First Evergreen. Stephen M. Hallenbeck was, during 1996, the Secretary and Treasurer of First Evergreen. The entire Board of Directors of Evergreen Bank engages in the process of, and is responsible for, setting the compensation of Messrs. Hallenbeck, Wall and Brown. The directors of Evergreen Bank, during 1996, were Davis Boyd, Daniel Butler, Jr., James R. Cismoski, Jerome J. Cismoski, Stephen
M. Hallenbeck, Kenneth J. Ozinga, Martin F. Ozinga, Ronald W. Ozinga, Thomas Palmisano and Robert C. Wall. Kenneth J. Ozinga was, during 1996, the President and Chairman of the Board of Evergreen Bank. Stephen M. Hallenbeck, during 1996, was the Secretary and Executive Vice President of Evergreen Bank. Robert C. Wall, during 1996, was a Vice President of First Evergreen and an Executive Vice President of Evergreen Bank. Martin F. Ozinga, during 1996, was a Sr. Vice President of Evergreen Bank.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     Information concerning Security Ownership of Certain Beneficial Owners and Management of the Registrant on page 3 of the proxy statement for the annual stockholders' meeting to be held on April 24, 1997 is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Directors and officers of First Evergreen and their associates were customers of and had transactions with First Evergreen and Evergreen Bank in the ordinary course of business during 1996. It is anticipated that similar transactions may occur in the future. Such transactions in 1996 included payments by First Evergreen and Evergreen Bank for services furnished and were not material relative to the gross revenues of either First Evergreen or the directors' companies. In management's opinion, all loans and commitments included in such transactions were made at substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present any unfavorable features.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

1.(a) The following exhibits are filed as part of this report:

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
First Evergreen Corporation

     We have audited the accompanying consolidated statement of condition of First Evergreen Corporation and subsidiary as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Evergreen Corporation and subsidiary at December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

Ernst & Young LLP
Chicago, Illinois
January 28, 1997


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of First Evergreen Corporation:

     We have audited the accompanying consolidated statement of condition of First Evergreen Corporation (a Delaware corporation) and subsidiary as of December 31, 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Evergreen Corporation and subsidiary as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Chicago, Illinois
January 24, 1996


1.(b) The following consolidated financial statements of First Evergreen and subsidiary, included in the annual report of the Registrant to its stockholders for the year ended December 31, 1996, are incorporated by reference in Item 8:

     Consolidated statements of condition - December 31, 1996 and 1995 Consolidated statements of income - Years ended December 31, 1996,
       1995 and 1994
     Consolidated statements of changes in stockholders' equity - Years ended December 31, 1994, 1995 and 1996

     Consolidated statements of cash flows - Years ended December 31, 1996,
       1995 and 1994
     Notes to consolidated financial statements - December 31, 1996, 1995 and
       1994

2. Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

   Exhibit 13 - Annual report to stockholders for the year ended December 31,
     1996
   Exhibit 27 - Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Village of Evergreen Park, State of Illinois, on March 18, 1997.

                          First Evergreen Corporation
                                (The Registrant)



  /s/ KENNETH J. OZINGA
  __________________________  Chairman of the Board of Directors and President
  Kenneth J. Ozinga           (Principal Executive Officer)


  /s/ STEPHEN M. HALLENBECK
  __________________________  Secretary/Treasurer
  Stephen M. Hallenbeck       (Principal Financial and Accounting Officer)


  /s/ ALFRED E. BLEEKER
  __________________________  Director
  Alfred E. Bleeker


  /s/ JEROME J. CISMOSKI
  __________________________  Director
  Jerome J. Cismoski


  /s/ MARTIN F. OZINGA
  __________________________  Director

  Martin F. Ozinga


Being a majority of the Registrant's Board of Directors