Form 10-Q
period 1997-03-31
FIRST EVERGREEN CORP
filed 1997-05-06
CIK 278138

                                    ORIGINAL

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)


X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934.
     For the period ended March 31, 1997.

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

                                 Yes X    No __


Indicate the number of shares outstanding of each issuer's class of common stock, as of the latest practicable date.

Common Stock  - $25.00 par value, 2,000,000 shares authorized, 432,842 shares issued and 401,497 shares outstanding at April 29, 1997.

                          FIRST EVERGREEN CORPORATION
                          ---------------------------



PART I  -  FINANCIAL INFORMATION

     ITEM 1  -  FINANCIAL STATEMENTS


                                                              Page
                                                             Numbers
                                                             -------

               Consolidated Statements of Condition ..........  3
               Consolidated Statements of Income .............  4
               Consolidated Statements of Cash Flows .........  5
               Notes to Consolidated Financial Statements ....  6



     ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS .........  7



PART II  -  OTHER INFORMATION


     ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K .............  10


FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Condition
DOLLARS IN THOUSANDS EXCEPT SHARE DATA
(UNAUDITED)
                                                    March 31,     December 31,
          ASSETS                                     1997            1996
                                                 -----------------------------
Cash and due from banks                          $    47,833    $    55,654
Federal funds sold                                    24,400         53,200
Available for sale securities                        141,669        142,625
Held to maturity securities
 U.S. Treasury obligations                           116,888        133,514
 U.S. Government agencies                            438,251        403,056
 Obligations of states and political subsidiaries    172,592        173,090
 Mortgage-backed securities                          111,060         83,719
 Collateralized mortgage obligations                 178,537        190,443
 Other securities                                      1,385          1,385
                                                 -----------    -----------
Total held to maturity                             1,018,713        985,207
 (Market value of $1,023,139 in 1997
 and $999,696 in 1996)
Loans - net                                          622,538        615,653
Bank premises and equipment (net)                     31,964         31,729
Accrued interest receivable                           23,125         19,145
Goodwill and other intangibles (net)                   4,071          4,281
Other assets                                           2,329          2,519
                                                 -----------    -----------
                                                 $ 1,916,642    $ 1,910,013
                                                 ===========    ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Demand deposits                                 $   167,801    $   181,115
 Savings deposits and NOW accounts                   586,084        588,572
 Money market accounts                               100,056         97,965
 Time deposits                                       844,916        828,195
                                                 -----------    -----------
  Total deposits                                   1,698,857      1,695,847
Federal funds purchased and Securities sold
 Under agreements to repurchase                       19,560         17,235
Accrued interest and other liabilities                14,608         10,491
                                                 -----------    -----------
  Total liabilities                                1,733,025      1,723,573
Stockholders' equity                             ===========    ===========
 Common stock - authorized, 2,000,000 shares
   of $25 par value; issued, 432,842 shares
   in 1997 and 1996                                   10,821         10,821
Surplus                                                4,815          4,815
Retained earnings                                    177,979        180,280
Unrealized gains (losses) on Available for sale
 securities, net of income taxes                      (1,804)        (1,318)
                                                 -----------    -----------
                                                     191,811        194,598
Less treasury stock - at cost, 31,284 shares
 in 1997 and 31,205 shares in 1996                    (8,194)        (8,158)
                                                 -----------    -----------
 Total stockholders' equity                          183,617        186,440
                                                 -----------    -----------
                                                 $ 1,916,642    $ 1,910,013
                                                 ===========    ===========


The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
DOLLARS IN THOUSANDS EXCEPT SHARE DATA
(UNAUDITED)                                       Three months ended March 31
                                                 -----------------------------
                                                        1997        1996
Interest income
  Interest and fees on loans                         $  12,468   $  10,842
  Interest and dividends on investment securities
    Taxable securities                                  14,485      15,735
    Securities exempt from Federal taxes                 2,479       2,244
    Dividends                                               21          21
  Interest on available for sale securities              1,854       1,778
  Interest on Federal funds sold                           445         247
                                                      ---------   ---------
      Total interest income                             31,752      30,867
                                                      ---------   ---------
Interest expense
  Interest on deposits                                  16,548      16,155
  Interest on Federal funds purchased and Securities
    Sold under Agreements to Repurchase                    182         137
                                                      ---------   ---------
    Total interest expense                              16,730      16,292
                                                      ---------   ---------
    Net interest income                                 15,022      14,575

Provision for loan losses                                  150           0
                                                      ---------   ---------
  Net interest income after provision
   for loan losses                                      14,872      14,575
                                                      ---------   ---------
Other operating income
  Service charges on deposit accounts                      795         832
  Trust department income                                  573         450
  Other income                                             347         327
  Net security gains (losses)                              (39)      1,071
                                                      ---------   ---------
    Total other operating income                         1,676       2,680

Other operating expenses
  Salaries and employee benefits                         6,175       5,652
  Net occupancy expense of bank premises                   970         876
  Equipment depreciation, rentals and maintenance          697         697
  Insurance                                                121          59
  Outside fees and services                                466         520
  Data processing                                          547         472
  Other expenses                                         1,703       1,626
                                                      ---------   ---------
    Total other operating expenses                      10,679       9,902
                                                      ---------   ---------
    Income before income tax expense                     5,869       7,353

Income tax expense                                       1,343       1,930
                                                      ---------   ---------
    NET INCOME                                       $   4,526   $   5,423
                                                      =========   =========

Net income per share                                    $11.27      $13.47
                                                      ---------   ---------

Weighted average number of shares outstanding          401,617     402,691
                                                      ---------   ---------

The accompanying notes are an integral part of these statements.

                                       4

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS
(UNAUDITED)

                                                                                       Three months ended March 31
                                                                                    ---------------------------------
                                                                                          1997             1996
Cash flows from operating activities :

Net income                                                                              $4,526           $5,423
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation and amortization                                            922              879
    Provision for loan losses                                                              150                0
    Amortization of investment security discounts/premiums                               1,603            2,372
    Net security losses (gains)                                                             39           (1,071)
    Deferred income taxes                                                                  (53)             (60)
    Increase in accrued interest receivable                                             (3,980)          (4,533)
    Decrease in other assets                                                               505           27,962
    Net increase (decrease) in accrued interest and other liabilities                    4,117          (21,653)
                                                                                      --------         --------
      Net cash provided by operating activities                                          7,829            9,319

Cash flows from investing activities :

    Capital expenditures                                                                  (947)            (996)
    Proceeds from maturity of securities held to maturity                               40,587           79,188
    Purchases of securities held to maturity                                           (75,530)         (30,612)
    Proceeds from sales of securities available for sale                                 4,964          419,212
    Purchases of securities available for sale                                          (4,960)        (420,532)
    Net Increase in loans                                                               (7,035)         (17,939)
                                                                                      --------         --------
      Net cash (used for) provided by investing activities                             (42,921)          28,321

Cash flows from financing activities :

    Net decrease in demand, money market, savings and NOW accounts                     (13,711)          (5,526)
    Net increase in time deposits                                                       16,721            6,170
    Net increase (decrease) in Federal funds purchased and Securities
      sold under agreements to repurchase                                                2,325           (1,905)
    Cash dividends paid                                                                 (6,828)          (6,041)
    Acquisition of treasury stock                                                          (36)             (41)
                                                                                      --------         --------
      Net cash used for financing activities                                            (1,529)          (7,343)
                                                                                      --------         --------

(Decrease) increase in cash and cash equivalents                                       (36,621)          30,297
Cash and cash equivalents at beginning of period                                       108,854           58,998
                                                                                      --------         --------
Cash and cash equivalents at end of period                                             $72,233          $89,295
                                                                                      ========         ========

Supplemental disclosure of cash flow information :
    Cash paid during the period for :
      Interest                                                                         $16,645          $45,256
      Income taxes                                                                           0            4,510


The accompanying notes are an integral part of these statements.

                   FIRST EVERGREEN CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                       Unaudited  -  Dollars in Thousands


NOTE  A

The unaudited interim consolidated financial statements of First Evergreen Corporation ("First Evergreen") include the accounts of First Evergreen and its subsidiary bank, First National Bank of Evergreen Park.

The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. The more significant policies are incorporated in the Notes to Financial Statements in the 1996 Annual Report and Form 10-K and should be read in conjunction herewith.

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


NOTE  C

In June, 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. SFAS No. 125 is effective for transactions occurring after December 31, 1996, however, the FASB has issued an amendment that would delay until 1998 the effective date of some of the Statement's provisions. The adoption of the Statement did not have a material effect on the consolidated financial statements.

Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations  (Dollars in Thousands Except Share Data)

FINANCIAL  CONDITION

During the three month period ended March 31, 1997, the deposit base remained stable, increasing $3,010 or .18%. There was little change within the categories, with time deposits and money market accounts increasing $16,721 and $2,091, respectively, while demand deposits decreased by $13,314 and the savings/NOW category declined by $2,488. During the same 1996 period, deposits increased $644, or .04%. The volume of demand deposits and the savings/NOW category decreased $4,728 and $8,485, respectively, while money market accounts and time deposits grew by $7,687 and $6,170, respectively.

Interest earnings assets increased by $10,635 during 1997. The held to maturity portfolio increased $33,506, lead by increases in U.S. Government Agencies of $35,195 and increases in mortgage backed securities of $27,341. Loans (net) increased by $6,885, while Federal Funds sold and available for sale securities declined by $28,800 and $956, respectively.

For the three month period ended March 31, 1997, the average interest rate spread expressed on a tax equivalent basis (net interest margin) was 3.06%, as it was in the same 1996 period. During the same period, the return on interest earning assets increased five basis points to 7.45%, while the average cost of funds increased five basis points to 4.39%. Financial market conditions generally dictate the return realized on average earning assets and the rates paid to depositors. However, management has a discretionary influence on the investment of assets and rates paid on deposits.

Annual return on average equity decreased from 11.58% for the year ended December 31, 1996 to 9.98% in the first quarter of 1997. The reduction is due to increased average equity resulting from First Evergreen's continuing trend of equity growth. The annualized return on average assets declined 24 basis points to .96%.

Total stockholders' equity decreased $2,823 from $186,440 at December 31, 1996 to $183,617 at March 31, 1997. During this period, the net unrealized loss on Available for Sale Securities increased $486, while treasury stock grew by $36. On January 9, 1997, a $17.00 per share dividend totaling $6,828 was paid to stockholders of record as of January 2, 1997.

The Tier I leveraged capital ratio decreased 19 basis points from 9.70% at December 31, 1996 to 9.51% on March 31, 1997, while the total risk-based capital ratio increased to 25.38%. Both capital ratios are monitored by Federal agencies which require minimums of 5% for Tier I leveraged ratio and 10% for total risk-based ratio to receive the highest classification of "well capitalized."

LIQUIDITY

The objective of liquidity management is to ensure that First Evergreen can meet its cash flow requirements and capitalize on opportunities on a timely basis. Liquidity is secured by managing the mix of items on the statement of condition and expanding sources of liquidity. At March 31, 1997, First Evergreen's sources of liquidity totaled $502,869, including $262,796 in held to maturity securities maturing within one year, $24,400 in Federal Funds sold, $74,004 in estimated mortgage backed security prepayments within the next year and $141,669 in available for sale securities. Deposits totaled $1,698,857, yielding a liquidity ratio of 29.60%.

Earning assets with maturities of less than one year, one to five years and in excess of five years as a percentage of total earning assets totaled 31.87%, 49.22% and 18.91%, respectively. Similarly, approximately 49.99% of interest sensitive liabilities could be repriced within one year, 24.27% within one to five years and 25.74% in excess of five years.

Cash and cash equivalents decreased $36,621 during the three months ended March 31, 1997, reaching $72,233. Operating activities contributed $7,829 primarily due to net income of $4,526. Investing activities used $42,921, primarily due to the $33,506 increase in the held to maturity investment portfolio.
Financing activities used $1,529 due to a $3,010 increase in deposits offset by the $6,828 cash dividend paid.

As of March 31, 1997, the market value of the held to maturity investment portfolio exceeded book value by $4,426. Management has the positive intent and ability to hold these securities until final maturity.

RESULT OF OPERATIONS - Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996.

Net interest income, before provision for loan losses, of $15,022 for the quarter ended March 31, 1997 represents a $447 increase from the same quarter last year. The provision for loan losses increased $150 due to continued growth in the loan portfolio. Net interest income (on a tax equivalent basis) increased $568 from the prior year's quarter. The average volume of interest earning assets increased $58,332, while their yield increased five basis points to 7.45%. The average volume of interest sensitive liabilities increased $36,619, while the average cost of funds increased five basis points to 4.39%. The net interest margin remained constant at 3.06%, while the net yield on earning assets increased four basis points to 3.69%.

Other operating income decreased $1,004 from the first quarter of 1996. The decrease is attributable to security gains of $1,071 realized during the 1996 quarter versus 1997 security losses of $39. Trust Department income increased $123 due to the implementation of a new fee schedule, while service charges on deposit accounts and other income showed little change.

Other operating expense increased $777. Salaries and employee benefits increased $523. Salaries increased $281 due to annual salary adjustments and an increase of 21 full-time equivalent employees necessitated by the opening of a new facility. Medical insurance increased $117 due to an increased volume of claims, while employee relations expense increased $50 due to the purchase of a new style of employee service awards. Net occupancy of bank premises increased $94 due to additional depreciation and real estate taxes relating to the new facility. Other expenses are up $77 due to increased charitable contributions, data processing rose $75 due to expanding technologies, and insurance increased by $62 due to the Federal Deposit Insurance Corporation's resumption of the deposit insurance charge.

Current period income tax decreased $587 due to a $1,484 decrease in pretax income. The effective tax rate declined from 26.25% in 1996 to 22.88% in 1997 as tax exempt interest represented a greater percentage of pre-tax income in the latter period.

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

                                        FIRST EVERGREEN CORPORATION




Dated: April 30, 1997          BY:     /s/ Stephen M. Hallenbeck
                                  ----------------------------------------
                                        Stephen M. Hallenbeck
                                        Secretary/Treasurer

                                        Signing on behalf of the Registrant and
                                        as Principal Financial Officer.