Form 10-Q
period 1997-06-30
FIRST EVERGREEN CORP
filed 1997-08-12
CIK 278138

                                    ORIGINAL

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   X      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
  ---     Exchange Act of 1934.
          For the period ended June 30, 1997.

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

Common Stock  -  $25.00 par value, 2,000,000 shares authorized, 432,842 shares issued and 400,617 shares outstanding at August 5, 1997.

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

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Condition
DOLLARS IN THOUSANDS EXCEPT SHARE DATA
(UNAUDITED)

                                                        June 30,        December 3,
                    ASSETS                               1997              1996
                                                     ------------------------------
Cash and due from banks                              $     42,377   $      55,654
Federal funds sold                                         27,500          53,200
Available for sale securities                             142,822         142,625
Held to maturity securities
  U.S. Treasury obligations                               101,366         133,514
  U.S. Government agencies                                454,211         403,056
  Obligations of states and political subsidiaries        171,541         173,090
  Mortgage-backed securities                              108,424          83,719
  Collateralized mortgage obligations                     166,441         190,443
  Other securities                                          1,385           1,385
                                                     ------------  --------------
    Total held to maturity                              1,003,368         985,207
      (Market value of $1,023,543 in 1997
       and $999,696 in 1996)
Loans - net                                               641,763         615,653

Bank premises and equipment (net)                          32,744          31,729
Accrued interest receivable                                20,654          19,145
Goodwill and other intangibles (net)                        3,860           4,281
Other assets                                                2,147           2,519
                                                     ------------  --------------
                                                     $  1,917,235   $   1,910,013
                                                     ------------  --------------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Demand deposits                                    $    174,956   $     181,115
  Savings deposits and NOW accounts                       580,334         588,572
  Money market accounts                                    97,687          97,965
  Time deposits                                           842,654         828,195
                                                     ------------  --------------
    Total deposits                                      1,695,631       1,695,847

  Federal funds purchased and Securities sold
     under agreements to repurchase                        20,810          17,235
  Accrued interest and other liabilities                   12,124          10,491
                                                     ------------  --------------
    Total liabilities                                   1,728,565       1,723,573
                                                     ------------  --------------

Stockholders' equity
  Common stock - authorized, 2,000,000 shares
    of $25 par value; issued, 432,842 shares
    in 1997 and 1996                                       10,821          10,821
  Surplus                                                   4,815           4,815
  Retained earnings                                       182,600         180,280
  Unrealized losses on Available for sale
    securities, net of income taxes                          (983)         (1,318)
                                                     ------------  --------------
                                                          197,253         194,598
  Less treasury stock - at cost, 32,115 shares
    in 1997 and 31,205 shares in 1996                      (8,583)         (8,158)
                                                     ------------  --------------
    Total stockholders' equity                            188,670         186,440
                                                     ------------  --------------
                                                     $  1,917,235  $    1,910,013
                                                     ============  ==============


The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
DOLLARS IN THOUSANDS EXCEPT SHARE DATA


(UNAUDITED)                                                 Three months ended June 30
                                                            --------------------------
                                                               1997           1996
Interest income
  Interest and fees on loans                                 $ 12,790       $ 11,527
  Interest and dividends on investment securities
    Taxable securities                                         14,792         14,669
    Securities exempt from Federal taxes                        2,463          2,316
    Dividends                                                      20             20
  Interest on available for sale securities                     1,895          1,808
  Interest on Federal funds sold                                  252            554
                                                             --------       --------
      Total interest income                                    32,212         30,894
                                                             --------       --------
Interest expense
  Interest on deposits                                         16,856         15,907
  Interest on Federal funds purchased and Securities
     Sold under Agreements to Repurchase                          222            133
                                                             --------       --------
      Total interest expense                                   17,078         16,040
                                                             --------       --------
      Net interest income                                      15,134         14,854

Provision for loan losses                                         300              0
                                                             --------       --------
      Net interest income after provision
        for loan losses                                        14,834         14,854
                                                             --------       --------
Other operating income
  Service charges on deposit accounts                             797            838
  Trust department income                                         772            439
  Other income                                                    350            335
  Net security gains (losses)                                      24            (35)
                                                             --------       --------
      Total other operating income                              1,943          1,577

Other operating expenses
  Salaries and employee benefits                                6,101          5,775
  Net occupancy expense of bank premises                          955            841
  Equipment depreciation, rentals and maintenance                 725            693
  Insurance                                                       122             66
  Outside fees and services                                       568            450
  Data processing                                                 558            447
  Other expenses                                                1,688          1,545
                                                             --------       --------
      Total other operating expenses                           10,717          9,817
                                                             --------       --------
      Income before income tax expense                          6,060          6,614

Income tax expense                                              1,438          1,652
                                                             --------       --------
      NET INCOME                                             $  4,622       $  4,962
                                                             ========       ========

Net income per share                                         $  11.51       $  12.32
                                                             --------       --------

Weighted average number of shares outstanding                 401,384        402,605
                                                             --------       --------

The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
DOLLARS IN THOUSANDS EXCEPT SHARE DATA


(UNAUDITED)                                                Six months ended June 30
                                                           ------------------------
                                                             1997           1996
Interest income
  Interest and fees on loans                               $ 25,258       $ 22,369
  Interest and dividends on investment securities
    Taxable securities                                       29,277         30,404
    Securities exempt from Federal taxes                      4,942          4,560
    Dividends                                                    41             41
  Interest on available for sale securities                   3,749          3,586
  Interest on Federal funds sold                                697            801
                                                           --------       --------
      Total interest income                                  63,964         61,761
                                                           --------       --------
Interest expense
  Interest on deposits                                       33,404         32,062
  Interest on Federal funds purchased and Securities
     Sold under Agreements to Repurchase                        404            270
                                                           --------       --------
      Total interest expense                                 33,808         32,332
                                                           --------       --------
      Net interest income                                    30,156         29,429

Provision for loan losses                                       450              0
                                                           --------       --------
      Net interest income after provision
        for loan losses                                      29,706         29,429
                                                           --------       --------
Other operating income
  Service charges on deposit accounts                         1,592          1,670
  Trust department income                                     1,345            889
  Other income                                                  697            662
  Net security gains (losses)                                   (15)         1,036
                                                           --------       --------
      Total other operating income                            3,619          4,257

Other operating expenses
  Salaries and employee benefits                             12,276         11,427
  Net occupancy expense of bank premises                      1,925          1,717
  Equipment depreciation, rentals and maintenance             1,422          1,390
  Insurance                                                     243            125
  Outside fees and services                                   1,034            970
  Data processing                                             1,105            919
  Other expenses                                              3,391          3,171
                                                           --------       --------
      Total other operating expenses                         21,396         19,719
                                                           --------       --------
      Income before income tax expense                       11,929         13,967

Income tax expense                                            2,781          3,582
                                                           --------       --------
      NET INCOME                                           $  9,148       $ 10,385
                                                           ========       ========

Net income per share                                       $  22.78       $  25.79
                                                           --------       --------

Weighted average number of shares outstanding               401,500        402,648
                                                           --------       --------

The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

                                                                              Six months ended June 30
                                                                              ------------------------
                                                                                 1997           1996
Cash flows from operating activities :

   Net income                                                                  $  9,148     $  10,385
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Provision for depreciation and amortization                               1,862         1,776
        Provision for loan losses                                                   450             0
        Amortization of investment security discounts/premiums                    3,047         4,378
        Net security losses (gains)                                                  15        (1,036)
        Deferred income taxes                                                      (106)          (60)
        Increase (decrease) in accrued interest receivable                       (1,509)        1,086
        Decrease in other assets                                                    320        27,969
        Net increase (decrease) in accrued interest and other liabilities         1,633       (18,619)
                                                                               --------     ---------
             Net cash provided by operating activities                           14,860        25,879

Cash flows from investing activities :

        Capital expenditures                                                     (2,456)       (1,894)
        Proceeds from maturity of securities held to maturity                    94,583       172,595
        Purchases of securities held to maturity                               (115,465)     (119,777)
        Proceeds from sales of securities available for sale                     94,019       447,010
        Purchases of securities available for sale                              (94,064)     (448,173)
        Net Increase in loans                                                   (26,560)      (61,811)
                                                                               --------     ---------
             Net cash (used by) provided by investing activities                (49,943)      (12,050)


Cash flows from financing activities :

        Net decrease in demand, money market, savings and NOW accounts          (14,675)      (12,092)
        Net increase in time deposits                                            14,459        22,860
        Net increase (decrease) in Federal funds purchased and Securities
           sold under agreements to repurchase                                    3,575        (1,325)
        Cash dividends paid                                                      (6,828)       (6,040)
        Acquisition of treasury stock                                              (425)         (113)
                                                                               --------     ---------
             Net cash (used by) provided by financing activities                 (3,894)        3,290
                                                                               --------     ---------

(Decrease) increase in cash and cash equivalents                                (38,977)       17,119
Cash and cash equivalents at beginning of period                                108,854        58,998
                                                                               --------     ---------
Cash and cash equivalents at end of period                                     $ 69,877     $  76,117
                                                                               ========     =========

Supplemental disclosure of cash flow information :
        Cash paid during the period for :
             Interest                                                          $ 38,500     $  32,243
             Income taxes                                                         2,500         3,650


The accompanying notes are an integral part of these statements.

                  FIRST EVERGREEN CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                June 30, 1997
                       Unaudited - Dollars in Thousands

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

In June, 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires comprehensive income and its components to be reported as part of the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this Statement will not materially change the company's statement presentation.

In June, 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which requires public entities to disclose financial and descriptive information about segments of their operations using a management approach. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will not materially change the company's statement presentation.

Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations  (Dollars in Thousands Except Share Data)

FINANCIAL  CONDITION

During the six month period ended June 30, 1997, the deposit base was nearly unchanged, decreasing $216. In the period, the volume of savings, demand and, to a limited extent, money market accounts declined $8,238, $6,159 and $278, respectively. Although interest rates paid on time deposits have increased no more than 50 basis points since year end 1996, these deposit categories continue to reposition into time deposits which increased $14,459. During the same 1996 period, deposits increased $10,768, or .65%. Once again, the volume of time deposits, which grew by $22,860, was funded by a $22,886 decline in savings and NOW accounts. Also in the 1996 period, the volume of demand and money market accounts increased $8,229 and $2,565, respectively.

Interest earning assets increased by $18,768 during 1997. The held to maturity and available for sale portfolios increased $18,161 and $197, respectively. This increase occurred in holdings of U.S. Government Agency securities. Net loans continued to show strength rising 4.2% or $26,110. This growth was in part funded by a $25,700 decline in Federal Funds sold.

For the six month period ended June 30, 1997, the average interest rate spread expressed on a tax equivalent basis (net interest margin) was 3.05%, as it was in the same 1996 period. During the same period, the return on interest earning assets increased nine basis points to 7.48%, while the average cost of funds increased nine basis points to 4.43%. Financial market conditions generally dictate the return realized on average earning assets and the rates paid to depositors. However, management has a discretionary influence on the investment of assets and rates paid on deposits.

Annual return on average equity decreased from 11.58% for the year ended December 31, 1996 to 9.91% at June 30, 1997. The reduction is due to increased average equity resulting from First Evergreen's continuing trend of equity growth. The annualized return on average assets declined 15 basis points to
 .96%.

Total stockholders' equity increased $2,230 from $186,440 at December 31, 1996 to $188,670 at June 30, 1997. During this period, the net unrealized loss on Available for Sale Securities improved $335, while treasury stock grew by $425. On January 9, 1997, a $17.00 per share dividend totaling $6,828 was paid to stockholders of record as of January 2, 1997.

The Tier I leveraged capital ratio remained unchanged at 9.70%, while the total risk-based capital ratio decreased to 25.94%. Both capital ratios are monitored by Federal agencies which require minimums of 5% for Tier I leveraged ratio and 10% for total risk-based ratio to receive the highest classification of "well capitalized."

LIQUIDITY

The objective of liquidity management is to ensure that First Evergreen can meet its cash flow requirements and capitalize on opportunities on a timely basis. Liquidity is secured by managing the mix of items on the statement of condition and expanding sources of liquidity. At June 30, 1997, First Evergreen's sources of liquidity totaled $580,718, including $322,508 in held to maturity securities maturing within one year, $27,500 in Federal Funds sold, $87,888 in estimated mortgage backed security prepayments within the next year and $142,822 in available for sale securities. Deposits totaled $1,695,631, yielding a liquidity ratio of 34.25%.

Earning assets with maturities of less than one year, one to five years and in excess of five years as a percentage of total earning assets totaled 32.77%, 46.81% and 20.42%, respectively. Similarly, approximately 49.81% of interest sensitive liabilities could be repriced within one year, 24.89% within one to five years and 25.30% in excess of five years.

Cash and cash equivalents decreased $38,977 during the six months ended June 30, 1997, reaching $69,877. These funds were redeployed to the held to maturity and loan portfolios. Operating activities contributed $14,860 primarily due to net income of $9,148. Investing activities used $49,943, primarily due to the $26,560 increase in gross loans and a $18,161 increase in the held to maturity investment portfolio. Financing activities used $3,894 due to a $6,828 cash dividend paid and purchases of Treasury stock totaling $425. Financing cash was provided by an increase totaling $3,575 in securities sold under agreements to repurchase.

As of June 30, 1997, the market value of the held to maturity investment portfolio exceeded book value by $20,175. Management has the positive intent and ability to hold these securities until final maturity.

RESULT OF OPERATIONS - Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996.

Net interest income, before provision for loan losses, of $15,134 for the quarter ended June 30, 1997 represents a $280 increase from the same quarter last year. A loan loss provision totaling $300 was provided for in the 1997 period, while no provision was recorded in 1996. Net interest income (on a tax equivalent basis) increased $355 from the prior year's quarter. The average volume of interest earning assets increased $61,963, while their yield increased six basis points to 7.43%. The average volume of interest sensitive liabilities increased $44,570, while the average cost of funds increased 16 basis points to 4.43%. The net interest margin declined 10 basis points to 3.00%, while the net yield on earning assets decreased five basis points to 3.65%.

Other operating income increased $366 from the second quarter of 1996. The increase is attributable to Trust Department income which increased $333 due to the implementation of a new fee schedule. Service charges on deposit accounts and other income categories showed little change.

Other operating expense increased $900. Salaries and employee benefits increased $326. Salaries increased $222 due to annual salary adjustments and an increase in the number of employees necessitated by the opening of a new facility. Medical insurance increased $60 due to an increased volume of claims. Net occupancy of bank premises increased $114 due to additional depreciation and real estate taxes relating to the new facility. Other expenses are up $143 due to increased charitable contributions, data processing rose $111 due to expanding technology costs and outside fees and services increased $118 due to a one time charge relating to ATM processing.

Current period income tax decreased $214 due to a $554 decrease in pretax income. The effective tax rate declined from 24.98% in 1996 to 23.73% in 1997 as tax exempt interest represented a greater percentage of pretax income in the latter period.


RESULT OF OPERATIONS - Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996.

Net interest income before provision for loan losses of $30,156 represents a $727 increase from the same 1996 period. The provision for loan losses in 1997 totaled $450. No provision was provided for in 1996. In the six month period, net interest income (on a tax equivalent basis) increased $923. The average volume of interest earning assets increased $60,513, while their yield increased eight basis points to 7.48%. The average volume of interest sensitive liabilities increased $38,033, while the average cost of funds increased twelve basis points reaching 4.43%. The net interest margin, therefore, declined four basis points to 3.05%, while the net yield on earning assets of 3.69% was virtually unchanged.

Other operating income decreased $638 from the same 1996 period. The decrease is attributable to net security losses of $15 realized in the current period versus $1,036 in gains recorded in 1996. This decline was in part offset by trust fees which increased $456. Increasing Trust Department revenues are the result of volume increases and modified fee schedules. Fees realized on deposit services and other operating fee categories recorded little change.

Other operating expense increased $1,677. Salaries and employee benefits increased $849. Salaries increased $502 due to annual salary adjustments and an increase of 17 full-time equivalent employees as necessitated in part by the opening of a new facility. Medical insurance expense increased $167 due to an increase in claims filed. Additionally, other employee relations expense increased $71 due to changes in the company's service awards program. Net occupancy expense rose $208 relating to higher depreciation and operating costs and related real estate tax expense which is incurred as a result of county reassessments. Management actively seeks to control costs which are directly related to its facilities. Insurance costs increased $118 entirely due to the company's FDIC insurance program assessment. Premium costs for all other insurance coverages remained unchanged. All other operating expenses increased $406 due to higher data processing costs relating to an expansion of technology delivery channels and increased charitable community contributions.

Current period income tax decreased $801 due to a $2,038 decrease in pretax income. The effective tax rate declined from 25.65% in 1996 to 23.31% in 1997. The decline is the result of slightly higher exempt revenue which now represents a greater share of pretax dollars.

PART II  -  OTHER INFORMATION

  ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

             The Annual Meeting of Shareholders of the Registrant was held on April 24, 1997, at which time 345,731 shares were cast in favor of re-electing the Board of Directors in its entirety and re-appointing the independent audit firm of Ernst & Young LLP. Each director shall hold office until the next Annual Meeting of Shareholders and until his successor shall be elected and shall qualify.


  (a)    Exhibits

         Financial Data Schedule  -  Article 9





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST EVERGREEN CORPORATION



Dated:  August 12, 1997           BY: /s/ Stephen M. Hallenbeck
                                      ----------------------------------------
                                      Stephen M. Hallenbeck
                                      Secretary/Treasurer

                                      Signing on behalf of the Registrant and
                                      as Principal Financial Officer.