Form 10-Q
period 1997-09-30
FIRST EVERGREEN CORP
filed 1997-11-12
CIK 278138

                                    ORIGINAL

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)


X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934.
     For the period ended September 30, 1997.

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

                                 Yes X    No
                                    ----    ----

Indicate the number of shares outstanding of each issuer's class of common stock, as of the latest practicable date.

Common Stock  - $25.00 par value, 2,000,000 shares authorized, 432,842 shares issued and 400,401 shares outstanding at October 31, 1997.

                          FIRST EVERGREEN CORPORATION



PART I  -  FINANCIAL INFORMATION

     ITEM 1  -  FINANCIAL STATEMENTS

                                                              Page
                                                             Numbers
                                                             -------
               Consolidated Statements of Condition ..........  3
               Consolidated Statements of Income .............  4
               Consolidated Statements of Cash Flows .........  6
               Notes to Consolidated Financial Statements ....  7

     ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS .........  8

PART II  -  OTHER INFORMATION

    ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K .............  11

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Condition
DOLLARS IN THOUSANDS EXCEPT SHARE DATA
(UNAUDITED)


                                                                             September 30,           December 31,
                             ASSETS                                               1997                    1996
                                                                            -----------------------------------------
Cash and due from banks                                                       $   37,933              $   55,654
Federal funds sold                                                                24,000                  53,200
Available for sale securities                                                    144,244                 142,625
Held to maturity securities
 U.S. Treasury obligations                                                        90,944                 133,514
 U.S. Government agencies                                                        424,550                 403,056
 Obligations of states and political subsidiaries                                180,661                 173,090
 Mortgage-backed securities                                                      120,578                  83,719
 Collateralized mortgage obligations                                             153,314                 190,443
 Other securities                                                                  7,115                   1,385
                                                                              ----------               ---------
  Total held to maturity                                                         977,162                 985,207
   (Market value of $989,856 in 1997
   and $999,696 in 1996)
Loans - net                                                                      655,209                 615,653

Bank premises and equipment (net)                                                 34,148                  31,729
Accrued interest receivable                                                       21,711                  19,145
Goodwill and other intangibles                                                     3,650                   4,281
Other assets                                                                       2,027                   2,519
                                                                              ----------              ----------
                                                                              $1,900,084              $1,910,013
                                                                              ==========              ==========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Demand deposits                                                             $   176,482              $  181,115
 Savings deposits and NOW accounts                                               572,444                 588,572
 Money market accounts                                                            99,062                  97,965
 Time deposits                                                                   826,571                 828,195
                                                                            ------------              ----------
  Total deposits                                                               1,674,559               1,695,847

Federal funds purchased and Securities sold
 under agreements to repurchase                                                   16,665                  17,235
Accrued interest and other liabilities                                            15,176                  10,491
                                                                            ------------             -----------
 Total liabilities                                                             1,706,400               1,723,573
                                                                            ============             ===========
Stockholders' equity
 Common stock - authorized, 2,000,000 shares
  of $25 par value; issued, 432,842 shares
  in 1997 and 1996                                                                10,821                  10,821
 Surplus                                                                           4,815                   4,815
 Retained earnings                                                               187,252                 180,280
 Unrealized gains (losses) on Available for sale
  securities, net of income taxes                                                   (483)                 (1,318)
                                                                             -----------              ----------
                                                                                 202,405                 194,598
Less treasury stock - at cost, 32,402 shares
 in 1997 and 31,205 shares in 1996                                                (8,721)                 (8,158)
                                                                             -----------              ----------
 Total stockholders' equity                                                      193,684                 186,440
                                                                             -----------              ----------
                                                                              $1,900,084              $1,910,013
                                                                            ============             ===========

The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
DOLLARS IN THOUSANDS EXCEPT SHARE DATA
(UNAUDITED)





                                                                  Three months ended September 30
                                                                  -------------------------------
                                                                        1997          1996
Interest income
 Interest and fees on loans                                          $   13,086    $   12,051
 Interest and dividends on investment securities
  Taxable securities                                                     13,846        15,028
  Securities exempt from Federal taxes                                    2,486         2,456
  Dividends                                                                 118            21
 Interest on available for sale securities                                2,006         1,827
 Interest on Federal funds sold                                             748           256
                                                                     ----------    ----------
  Total interest income                                                  32,290        31,639
                                                                     ----------    ----------
Interest expense
 Interest on deposits                                                    17,147        16,293
 Interest on Federal funds purchased and Securities
  Sold under Agreements to Repurchase                                       212           156
                                                                     ----------    ----------
   Total interest expense                                                17,359        16,449
                                                                     ----------    ----------
   Net interest income                                                   14,931        15,190

Provision for loan losses                                                   300           200
   Net interest income after provision                               ----------    ----------
    for loan losses                                                      14,631        14,990
Other operating income                                               ----------    ----------
 Service charges on deposit accounts                                        832           865
 Trust department income                                                    656           466
 Other income                                                               351           367
 Net security gains (losses)                                                 97           (73)
                                                                     ----------    ----------
   Total other operating income                                           1,936         1,625

Other operating expenses
 Salaries and employee benefits                                           5,911         5,693
 Net occupancy expense of bank premises                                     965           881
 Equipment depreciation, rentals and maintenance                            777           673
 Insurance                                                                  114            70
 Outside fees and services                                                  578           460
 Data processing                                                            581           498
 Other expenses                                                           1,575         1,565
                                                                     ----------    ----------
  Total other operating expenses                                         10,501         9,840
                                                                     ----------    ----------
  Income before income tax expense                                        6,066         6,775

Income tax expense                                                        1,415         1,684
                                                                     ----------    ----------
  NET INCOME                                                         $    4,651    $    5,091
                                                                     ==========    ==========
Net income per share                                                 $    11.61    $    12.65
                                                                     ----------    ----------
Weighted average number of shares outstanding                           400,592       402,487
                                                                     ----------    ----------


The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
DOLLARS IN THOUSANDS EXCEPT SHARE DATA
(UNAUDITED)


                                                                 Nine months ended September 30
                                                                 ------------------------------
                                                                     1997          1996
Interest income
 Interest and fees on loans                                     $   38,344    $   34,420
 Interest and dividends on investment securities
  Taxable securities                                                43,123        45,432
  Securities exempt from Federal taxes                               7,428         7,016
  Dividends                                                            159            62
Interest on available for sale securities                            5,755         5,413
Interest on Federal funds sold                                       1,445         1,057
                                                                ----------    ----------
   Total interest income                                            96,254        93,400
                                                                ----------    ----------
Interest expense
 Interest on deposits                                               50,551        48,355
 Interest on Federal funds purchased and Securities
  Sold under Agreements to Repurchase                                  616           426
                                                                ----------    ----------
   Total interest expense                                           51,167        48,781
                                                                ----------    ----------
   Net interest income                                              45,087        44,619

Provision for loan losses                                              750           200
                                                                ----------    ----------
   Net interest income after provision
    for loan losses                                                 44,337        44,419
                                                                ----------    ----------
Other operating income
 Service charges on deposit accounts                                 2,424         2,535
 Trust department income                                             2,001         1,355
 Other income                                                        1,048         1,029
 Net security gains                                                     82           963
                                                                ----------    ----------
   Total other operating income                                      5,555         5,882

Other operating expenses
 Salaries and employee benefits                                     18,187        17,120
 Net occupancy expense of bank premises                              2,890         2,598
 Equipment depreciation, rentals and maintenance                     2,199         2,063
 Insurance                                                             357           195
 Outside fees and services                                           1,612         1,430
 Data processing                                                     1,686         1,417
 Other expenses                                                      4,966         4,736
                                                                ----------    ----------
   Total other operating expenses                                   31,897        29,559
                                                                ----------    ----------
   Income before income tax expense                                 17,995        20,742

Income tax expense                                                   4,196         5,266
                                                                ----------    ----------
   NET INCOME                                                   $   13,799    $   15,476
                                                               ===========    ==========
Net income per share                                                $34.39        $38.44
                                                                ----------    ----------
Weighted average number of shares outstanding                      401,194       402,594
                                                                ----------    ----------




The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)


                                                                                               Nine months ended September 30,
                                                                                              ---------------------------------
                                                                                                 1997               1996

Cash flows from operating activities :

Net income                                                                                     $13,799             $15,476
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for depreciation and amortization                                                    2,808               2,684
  Provision for loan losses                                                                        750                 200
  Amortization of investment security discounts/premiums                                         4,376               6,084
  Net security losses gains                                                                        (82)               (963)
  Deferred income taxes                                                                           (160)               (204)
  Increase decrease in accrued interest receivable                                              (2,566)             (2,647)
  Decrease in other assets                                                                         200              27,906
  Net increase (decrease) in accrued interest and other liabilities                              4,685             (26,525)
                                                                                              --------           ---------
    Net cash provided by operating activities                                                   23,810              22,011

Cash flows from investing activities :

  Capital expenditures                                                                          (4,595)             (3,516)
  Proceeds from maturity of securities held to maturity                                        206,604             234,151
  Purchases of securities held to maturity                                                    (202,468)           (153,273)
  Proceeds from sales of securities available for sale                                         211,261             501,366
  Purchases of securities available for sale                                                  (211,978)           (503,685)
  Net increase in loans                                                                        (40,306)            (75,472)
                                                                                              --------           ---------
   Net cash used by  investing activities                                                      (41,482)               (429)

Cash flows from financing activities :

  Net decrease in demand, money market, savings and NOW accounts                               (19,664)            (46,806)
  Net (decrease) increase in time deposits                                                      (1,624)             37,658
  Net  (decrease) increase in Federal funds purchased and Securities
   sold under agreements to repurchase                                                            (570)              1,755
  Cash dividends paid                                                                           (6,828)             (6,040)
  Acquisition of treasury stock                                                                   (563)               (188)
                                                                                              --------           ---------
   Net cash used by financing activities                                                       (29,249)            (13,621)
                                                                                              --------           ---------
(Decrease) increase in cash and cash equivalents                                               (46,921)              7,961
Cash and cash equivalents at beginning of period                                               108,854              58,998
                                                                                              --------           ---------
Cash and cash equivalents at end of period                                                     $61,933             $66,959
                                                                                              ========           =========
Supplemental disclosure of cash flow information :
    Cash paid during the period for :
      Interest                                                                                 $51,187             $48,525
      Income taxes                                                                               3,950               5,000


The accompanying notes are an integral part of these statements.

                   FIRST EVERGREEN CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                               September 30, 1997
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

Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations  (Dollars in Thousands Except Share Data)

FINANCIAL  CONDITION

During the nine month period ended September 30, 1997, the deposit base declined 1.3% or $21,288. In the period, the volume of savings, demand and, to a limited extent, time deposits, declined $16,128, $4,633 and $1,624, respectively. Also in the current nine month period, money market accounts increased $1,097. Despite growing pressures from other financial markets and interest rates on mid and short term deposits remaining nearly unchanged, the bank has not experienced any significant deposit runoff. During the same 1996 period, deposits also decreased $9,148 or .55%. In 1996, deposits from savings, NOW and demand accounts were repricing into higher yielding time accounts, which increased $37,658.

Interest earning assets increased by $3,930 during 1997. The combined held to maturity and available for sale securities portfolios decreased $6,426. Net loans continued to show strength rising 6.4% or $39,556. This growth was in part funded by a $29,200 decrease in Federal Funds sold.

For the nine month period ended September 30, 1997, the average interest rate spread expressed on a tax equivalent basis (net interest margin) was 2.96%, a decline of 13 basis points from the same 1996 period. During the same period, the return on interest earning assets decreased one basis point to 7.39%, while the average cost of funds increased 12 basis points to 4.43%. Financial market conditions generally dictate the return realized on average earning assets and the rates paid to depositors. However, management has a discretionary influence on the investment of assets and rates paid on deposits.

Annual return on average equity decreased from 11.58% for the year ended December 31, 1996 to 9.80% at September 30, 1997. The reduction is due to lower company earnings and increased average equity resulting from First Evergreen's continuing trend of equity growth. The annualized return on average assets declined 15 basis points to .96%.

Total shareholders' equity increased $7,244 from $186,440 at December 31, 1996 to $193,684 at September 30, 1997. During this period, the net unrealized loss on Available for Sale Securities improved $835, while treasury stock grew by $563. On January 9, 1997, a $17.00 per share dividend totaling $6,828 was paid to stockholders of record as of January 2, 1997.

The Tier I leveraged capital ratio increased 20 basis points to 9.90%, while the total risk-based capital ratio increased to 25.93%. Both capital ratios are monitored by Federal agencies which require minimums of 5% for Tier I leveraged ratio and 10% for total risk-based ratio to receive the highest classification of "well capitalized."

LIQUIDITY

The objective of liquidity management is to ensure that First Evergreen can meet its cash flow requirements and capitalize on opportunities on a timely basis. Liquidity is secured by managing the mix of items on the statement of condition and expanding sources of liquidity. At September 30, 1997, First Evergreen's sources of liquidity totaled $541,252, consisting of $272,688 in held to maturity securities maturing within one year, $24,000 in Federal Funds sold, $100,320 in estimated mortgage backed security prepayments within the next year and $144,244 in available for sale securities. Deposits totaled $1,674,559, yielding a liquidity ratio of 32.32%.

Earning assets with maturities of less than one year, one to five years and in excess of five years as a percentage of total earning assets totaled 36.7%, 41.9% and 21.4%, respectively. Similarly, approximately 47.1% of interest sensitive liabilities could be repriced within one year, 27.3% within one to five years and 25.6% in excess of five years.

Cash and cash equivalents decreased $46,921 during the nine months ended September 30, 1997, reaching $61,933. These funds were redeployed to the loan portfolio and to fund deposit outflows. Operating activities contributed $23,810 primarily due to net income of $13,799. Investing activities used $41,482, due to the increase in gross loans noted above and capital expenditures totaling $4,595. Financing activities other than deposits consisted of a $6,828 cash dividend paid to shareholders, purchases of treasury stock totaling $563, and a $570 reduction in repurchase agreements.

As of September 30, 1997, the market value of the held to maturity investment portfolio exceeded book value by $12,694. Management has the positive intent and ability to hold these securities until maturity.

RESULT OF OPERATIONS - Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996.

Net interest income, before provision for loan losses, of $14,931 for the quarter ended September 30, 1997 represents a $259 decrease from the same quarter last year. Net interest income (on a tax equivalent basis) also decreased by $247 from the prior year's quarter. The average volume of interest earning assets increased $57,989, while their yield decreased 10 basis points to 7.31%. The average volume of interest sensitive liabilities increased $28,173, while the average cost of funds increased 15 basis points to 4.46%. The net interest margin decreased 25 basis points to 2.85% with a corresponding 17 point decrease in net yield on earning assets.

Other operating income increased $311 from the third quarter of 1996. The increase is attributable to Trust Department income which increased $190 due to the implementation of a new fee schedule and asset growth. Additionally, in the current period, security gains realized totaled $97, while a loss of $73 was recorded in 1996. Service charges on deposit accounts and other income categories showed little change.

Other operating expense increased $661. Salaries and employee benefits increased $218. Salaries increased $222 due to annual salary adjustments and an increase in the number of employees necessitated by the opening of a new facility. Medical insurance decreased $51 as accruals were reduced slightly in relationship with claims paid. Net occupancy of bank premises increased $84 due to additional depreciation and real estate taxes relating to the new facility. Equipment and outside service fees increased $104 and $118, respectively. These increases relate to product technology enhancements, profitability initiatives and legal costs associated with loan and deposit collection activities.

Current period income tax decreased $269 due to a $709 decrease in pretax income. The effective tax rate declined from 24.86 % in 1996 to 23.33% in 1997 as tax exempt interest represented a greater percentage of pretax income in the latter period.


RESULT OF OPERATIONS - Nine Months ended September 30, 1997 Compared to Nine Months Ended September 30, 1996.

Net interest income, before provision for loan losses, of $45,087 represents a $468 increase from the same 1996 period. The provision for loan losses increased by $550 in 1997 reaching $750. In the nine month 1997 period, net interest income (on a tax equivalent basis) increased $675. The average volume of interest earning assets increased $61,103, while their yield was virtually unchanged at 7.39%. The average volume of interest sensitive liabilities increased $34,614, while the average cost of funds increased 12 basis points reaching 4.43%. The net interest margin, therefore, declined 13 basis points to 2.96%, while the net yield on earning assets declined five basis points to 3.64%.

Other operating income decreased $327 from the same 1996 period. The decrease is attributable to net security gains which declined from $963 to $82 in the current period. This decline was largely offset by trust fees which increased $646. Increased Trust Department revenues are the result of volume increases and modified fee schedules. Fees realized on deposit services and other operating fee categories recorded a nominal decline.

Other operating expenses increased $2,338. Salaries and employee benefits accounted for 45.6% of this increase or $1,067. Salaries increased $725 due to annual salary adjustments and an increase of 12 full-time equivalent employees as necessitated in part by the opening of a new facility. Medical insurance expense increased $136 due to an increase in claims filed. Additionally, contributions to employee retirement plans increased by $105. Net occupancy expense rose $292 relating to higher depreciation and operating costs resulting from facility expansion and related real estate tax expense which is further impacted by county reassessments. Management actively seeks to control costs which are directly related to its facilities. Insurance costs increased $162 entirely due to the company's FDIC insurance program assessment. Premium costs for all other insurance coverages remained virtually unchanged. All other operating expenses increased $499 due to higher data processing costs relating to an expansion of technology delivery channels and increased charitable community contributions.

Current period income tax decreased $1,070 due to a $2,747 decrease in pretax income. The effective tax rate declined from 25.39% in 1996 to 23.32% in 1997. The decline is the result of slightly higher exempt revenue which now represents a greater share of pretax dollars.

PART II  -  OTHER INFORMATION

     ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Financial Data Schedule  -  Article 9





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIRST EVERGREEN CORPORATION




    Dated:  November 10, 1997      BY: /s/ Stephen M. Hallenbeck
                                      -------------------------------------
                                   Stephen M. Hallenbeck
                                   Secretary/Treasurer

                                   Signing on behalf of the Registrant and
                                   as Principal Financial Officer.