Form 10-K
period 1997-12-31
FIRST EVERGREEN CORP
filed 1998-03-26
CIK 278138

                                    ORIGINAL

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)

 X     Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
---    Act of 1934.  (Fee Required)

         For the fiscal year ended December 31, 1997.

                                       or

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

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of common stock outstanding held by nonaffiliates of the registrant as of March 17, 1998, (based upon the closing price as of such date) was approximately $121,100,000. Shares of common stock held by Directors and executive officers of the registrant and by each person who owns 5% or more of the outstanding common stock have been excluded.

The number of shares outstanding of the registrant's common stock, $25.00 par value, as of March 17, 1998, was 400,261.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to stockholders for the year ended December 31, 1997 are incorporated by reference into Part I and Part II.

Portions of the proxy statement for the annual stockholders meeting to be held April 23, 1998, are incorporated by reference into Part III.

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


SUBSIDIARY BANK

         Evergreen Bank provides a complete range of retail banking services to individuals and small and medium-size businesses at each of its six banking locations--Evergreen Park (main office), Evergreen Bank-Oak Lawn Office, Evergreen Bank-Clearing Office, Evergreen Bank-Orland Park Office, Evergreen Bank-Physician's Pavilion, and Evergreen Bank- Auburn/Highland Office. These services include checking, savings and Money Market deposit accounts, business loans, personal loans, residential mortgage loans, home improvement loans, loans for education, other consumer oriented financial services including IRA and Keogh accounts, and safe deposit and night depository facilities. Additionally, Evergreen Bank provides 24-hour banking services to its customers.

         Evergreen Bank's Trust Department offers fiduciary, investment management and advisory services to individuals and small corporations. It also administers (as trustee and in other fiduciary and representative capacities) pension, profit-sharing and other employee benefit plans and personal trusts and estates.

         Evergreen Bank employs 598 people on a full time equivalent basis and provides a variety of employment benefits. Management believes that relationships with employees are good.


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

                             FINANCIAL INFORMATION

         Disclosure of financial information, including assets, revenue and operating gain or loss, on pages 4 and 5 of the annual report to stockholders for the year ended December 31, 1997, is incorporated herein by reference.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (DURING THE FOURTH QUARTER OF 1997)

         None

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Common Stock Information and Dividends on page 23 of the annual report to stockholders for the year ended December 31, 1997 is incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

         Financial Review and Selected Financial Data on pages 23 and 24 of the annual report to stockholders for the year ended December 31, 1997, are incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 25 through 34 of the annual report to stockholders for the year ended December 31, 1997, are incorporated herein by reference.

ITEM 7A- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information related to interest rate sensitivity and market risk in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 27 of the annual report to stockholders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated Financial Statements and Notes thereto on pages 4 through 21 of the annual report to stockholders for the year ended December 31, 1997, are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning Directors of the Registrant on page two of the proxy statement for the annual stockholders' meeting to be held on April 23, 1998 is incorporated herein by reference.

                               EXECUTIVE OFFICERS

KENNETH J. OZINGA

Mr. Ozinga has been President and a Director of First Evergreen since 1985 and President of First National Bank of Evergreen Park since 1985. Additionally, Mr. Ozinga has served as a Director of First National Bank of Evergreen Park or a subsidiary bank since 1982. Mr. Ozinga is 46 years old.

STEPHEN M. HALLENBECK

Mr. Hallenbeck is Secretary/Treasurer and Chief Financial Officer of First Evergreen. Additionally, he is an Executive Vice President of First National Bank of Evergreen Park since 1985, and Secretary/Director of First National Bank of Evergreen Park. Mr. Hallenbeck joined First Evergreen as a Director of a subsidiary bank in 1979. Mr. Hallenbeck is 56 years old.

ROBERT C. WALL

Mr. Wall is Vice President of First Evergreen. Additionally, he is an Executive Vice President of First National Bank of Evergreen Park and a Director of First National Bank of Evergreen Park since 1975. Mr. Wall joined First National Bank of Evergreen Park in 1977. Mr. Wall is 62 years old.

RICHARD H. BROWN

Mr. Brown is an Executive Vice President of First National Bank of Evergreen Park. Mr. Brown joined First National Bank of Evergreen Park in 1986. Mr. Brown is 43 years old.

ROBERTA BAUER-MICETIC

Mrs. Bauer-Micetic is a Senior Vice President of First National Bank of Evergreen Park. Mrs. Bauer-Micetic joined First National Bank of Evergreen Park in 1983. Mrs. Bauer-Micetic is 47 years old.

JEFFREY A. BLANCHETTE

Mr. Blanchette is a Senior Vice President of First National Bank of Evergreen Park. Mr. Blanchette joined First National Bank of Evergreen Park in 1985. Mr. Blanchette is 37 years old.

BARBARA HEIDEGGER

Mrs. Heidegger is a Senior Vice President of First National Bank of Evergreen
Park.   Mrs. Heidegger joined First National Bank of Evergreen Park in 1968.
Mrs. Heidegger is 64 years old.

BARRY N. VOORN

Mr. Voorn is a Senior Vice President of First National Bank of Evergreen Park. Mr. Voorn joined First National Bank of Evergreen Park in 1983. Mr. Voorn is 41 years old.

GAINES D. WILSON

Mr. Wilson is a Senior Vice President of First National Bank of Evergreen Park. Mr. Wilson joined First National Bank of Evergreen Park in 1972. Mr. Wilson is 48 years old.

REID J. SMEDA

Mr. Smeda is a Vice President of First National Bank of Evergreen Park. Mr. Smeda joined First National Bank of Evergreen Park in 1992. Mr. Smeda is 30 years old.

DAVID J. VEURINK

Mr. Veurink is a Vice President of First National Bank of Evergreen Park. Mr. Veurink joined First National Bank of Evergreen Park in 1987. Mr. Veurink is 33 years old.

ITEM 11 - EXECUTIVE COMPENSATION

               COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

         A director who is an employee of Evergreen Bank is not compensated for service as a member of First Evergreen's Board of Directors or any committee of the Board. During 1997, the two outside directors each received retainers totaling $20,000.

     The following "Summary of Compensation Table" provides shareholders a concise, comprehensive overview of compensation awarded, earned and paid in the reporting period.

                           SUMMARY COMPENSATION TABLE


Name and Principal Position     Year       Salary       All Other Compensation *
---------------------------     ----      --------      ------------------------
Kenneth J. Ozinga               1997      $603,750             $22,843
Chief Executive Officer         1996      $575,000             $21,098
                                1995      $552,500             $21,931

Stephen M. Hallenbeck           1997      $401,625             $22,843
Secretary/Treasurer             1996      $373,500             $21,098
                                1995      $334,750             $21,931

Robert C. Wall                  1997      $348,750             $22,843
Vice President                  1996      $334,750             $21,098
                                1995      $309,750             $21,931

Richard H. Brown                1997      $155,000             $23,250
Executive Vice President        1996      $143,900             $21,750
(subsidiary)                    1995      $133,000             $19,950

Barry N. Voorn                  1997      $106,000             $15,494
Senior Vice President           1996      $ 96,500             $14,475
(subsidiary)                    1995      $ 92,000             $13,800

Roscoe N. Rush                  1997      $140,000             $22,013
Senior Vice President           1996      $136,000             $21,672
(subsidiary)                    1995      $131,000             $20,147

Ronald J. Homa                  1997      $114,000             $17,100
Senior Vice President           1996      $111,000             $16,650
(subsidiary)                    1995      $109,000             $16,350

* Other annual compensation received by Messrs. Ozinga, Hallenbeck, Wall, Brown, Voorn, Rush and Homa represent company contributions to a defined contribution plan.

     Messrs. Ozinga, Hallenbeck, Wall, Brown, Voorn, Rush and Homa are compensated by Evergreen Bank and not First Evergreen. Compensation considerations include, but are not limited to, industry standards and practices as well as practical issues such as affordability and financial impact. Compensation of the Chief Executive Officer also follows industry standards and practices and is not directly correlated with First Evergreen's or Evergreen Bank's financial performance. Neither First Evergreen nor Evergreen Bank provides an equity incentive program.

              COMPENSATION INTERLOCKS AND INSIDER PARTICIPATION

         First Evergreen has no compensation committee or committees performing the functions of such. The entire Board of Directors of First Evergreen engages in the process and is responsible for setting compensation of First Evergreen's Chief Executive Officer. The directors of First Evergreen during 1997 were Alfred E. Bleeker, James R. Cismoski, Jerome J. Cismoski, Stephen M. Hallenbeck, Kenneth J. Ozinga and Martin F. Ozinga. Kenneth J. Ozinga was, during 1997, the President, Chief Executive Officer and Chairman of the Board of Directors of First Evergreen. Stephen M. Hallenbeck was, during 1997, the Secretary and Treasurer of First Evergreen. The entire Board of Directors of Evergreen Bank engages in the process of, and is responsible for, setting the compensation of Messrs. Hallenbeck, Wall, Brown, Voorn, Rush and Homa. The directors of Evergreen Bank, during 1997, were Daniel Butler, Jr., James R. Cismoski, Stephen M. Hallenbeck, Kenneth J. Ozinga, Martin F. Ozinga, Ronald
W. Ozinga, Thomas Palmisano and Robert C. Wall. Kenneth J. Ozinga was, during 1997, the President and Chairman of the Board of Evergreen Bank. Stephen M. Hallenbeck, during 1997, was the Secretary and Executive Vice President of Evergreen Bank. Robert C. Wall, during 1997, was a Vice President of First Evergreen and an Executive Vice President of Evergreen Bank. Martin F. Ozinga, during 1997, was a Sr. Vice President of Evergreen Bank.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

         Information concerning Security Ownership of Certain Beneficial Owners and Management of the Registrant on page 3 of the proxy statement for the annual stockholders' meeting to be held on April 23, 1998 is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Directors and officers of First Evergreen and their associates were customers of and had transactions with First Evergreen and Evergreen Bank in the ordinary course of business during 1997. It is anticipated that similar transactions may occur in the future. Such transactions in 1997 included payments by First Evergreen and Evergreen Bank for services furnished and were not material relative to the gross revenues of either First Evergreen or the directors' companies. In management's opinion, all loans and commitments included in such transactions were made at substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present any unfavorable features.

PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

1.(a)    The following exhibits are filed as part of this report:

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
First Evergreen Corporation

         We have audited the accompanying consolidated statements of condition of First Evergreen Corporation and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Evergreen Corporation and subsidiary at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                             Ernst & Young LLP
                                                             Chicago, Illinois
                                                             January 21, 1998

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of First Evergreen Corporation:

         We have audited the accompanying consolidated statements of income, changes in stockholders' equity and cash flows of First Evergreen Corporation (a Delaware corporation) and subsidiary for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of First Evergreen Corporation and subsidiary for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Chicago, Illinois
January 24, 1996


1.(b)    The following consolidated financial statements of First Evergreen and subsidiary, included in the annual report of the Registrant to its stockholders for the year ended December 31, 1997, are incorporated by reference in Item 8:

         Consolidated statements of condition - December 31, 1997 and 1996 Consolidated statements of income - Years ended December 31, 1997,
           1996 and 1995
         Consolidated statements of changes in stockholders' equity - Years ended December 31, 1995, 1996 and 1997

         Consolidated statements of cash flows - Years ended December 31, 1997,
           1996 and 1995
         Notes to consolidated financial statements - December 31, 1997, 1996 and 1995

2. Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

3.       Exhibits

         Exhibit 13 - Annual report to stockholders for the year ended December 31, 1997

         Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Village of Evergreen Park, State of Illinois, on March 23, 1998.

                                        First Evergreen Corporation
                                             (The Registrant)


/s/ KENNETH J. OZINGA           Chairman of the Board of Directors and President
----------------------------    (Principal Executive Officer)
Kenneth J. Ozinga


/s/ STEPHEN M. HALLENBECK       Secretary/Treasurer
----------------------------    (Principal Financial and Accounting Officer)
Stephen M. Hallenbeck


/s/ JAMES R. CISMOSKI           Director
----------------------------
Jerome J. Cismoski


/s/ MARTIN F. OZINGA            Director
----------------------------
Martin F. Ozinga


Being a majority of the Registrant's Board of Directors

NOTICE OF ANNUAL MEETING OF
STOCKHOLDERS OF FIRST EVERGREEN CORPORATION

MEETING DATE:  APRIL 23, 1998

The Annual Meeting of Stockholders of First Evergreen Corporation ("First Evergreen") will be held at the Evergreen Park facility of the First National Bank of Evergreen Park located at 3101 West 95th Street in Evergreen Park, Illinois, on Thursday, April 23, 1998 at 2:00 p.m., Central Daylight Savings Time, for the following purposes:

1. TO ELECT A BOARD OF DIRECTORS, each Director to hold office until the next Annual Meeting of the Stockholders and until a successor shall be elected and shall qualify;

2. TO RATIFY THE SELECTION OF ERNST & YOUNG LLP as independent auditors for First Evergreen; and

3. TO TRANSACT ANY OTHER BUSINESS that properly may be brought before the Meeting or any adjournment thereof.

The Board of Directors has fixed the close of business on March 17, 1998 as the record date for the determination of Stockholders entitled to notice of and a vote at the Meeting. If you are unable to attend the Meeting in person, please sign the enclosed proxy form and mail it promptly in the envelope provided.

By Order of the Board of Directors

                                                       Dated:  March 17, 1998

/s/ STEPHEN M. HALLENBECK
------------------------------------------
Stephen M. Hallenbeck, Secretary/Treasurer


IMPORTANT NOTICE:

WHETHER OR NOT YOU EXPECT TO BE PRESENT AT THE MEETING, PLEASE DATE AND SIGN THE ENCLOSED PROXY IN ORDER THAT THERE MAY BE PROPER REPRESENTATION AT THE MEETING. NO POSTAGE IS REQUIRED IF MAILED IN THE UNITED STATES. IF YOU ATTEND THE MEETING, YOU MAY REVOKE THE PROXY AND VOTE YOUR SHARES IN PERSON.

PROXY STATEMENT

The enclosed proxy is solicited by the Board of Directors of First Evergreen Corporation ("First Evergreen"), a Delaware corporation, for use at the Annual Meeting of Stockholders to be held on April 23, 1998 (the "Meeting") at 2:00 p.m., Central Daylight Savings Time, at the Evergreen Park facility of the First National Bank of Evergreen Park, 3101 West 95th Street in Evergreen Park, Illinois. All expenses of this solicitation will be paid by First Evergreen.

A proxy may be revoked by delivering a written notice of revocation to First Evergreen's office or in person at the Meeting at any time prior to the voting thereof.

Stockholders of record at the close of business on March 17, 1998 are entitled to notice of and to vote at the Meeting. Each share of Common Stock of First Evergreen outstanding on the record date is entitled to one vote. (See VOTING RIGHTS) At the close of business on Tuesday, March 17, 1998, 400,261 shares of Common Stock of First Evergreen were outstanding.

The proxy statement and the accompanying proxy are first being mailed to First Evergreen Stockholders on or about April 1, 1998.

The proxy also may be voted with discretionary authority in any other matters properly presented before the Meeting unless a contrary specification is made.

ANNUAL REPORT TO STOCKHOLDERS

The First Evergreen Annual Report to Stockholders will be mailed on or about April 1, 1998.

VOTING RIGHTS

All voting rights are vested in the Stockholders of First Evergreen Common Stock, each share being entitled to one vote. There are no cumulative voting rights in the election of directors.

ELECTION OF DIRECTORS

At the Meeting, First Evergreen Stockholders will be asked to elect a Board of five (5) Directors for a term extending until the 1998 Annual Meeting of First Evergreen Stockholders, and their respective successors are elected and shall qualify. The following individuals have been nominated for election to the First Evergreen Board of Directors:

                          James R. Cismoski
                          Stephen M. Hallenbeck
                          Kenneth J. Ozinga
                          Martin F. Ozinga
                          Thomas Palmisano

The following table contains certain information with respect to each of the nominees:

Name, age, year became a Director of First Evergreen or a                          Common Stock of First Evergreen
Subsidiary Bank, principal occupation during last five years.                      beneficially owned as of March 17, 1998

         OTHER DIRECTORSHIPS:                                                            NUMBER OF               PERCENT
                                                                                          SHARES                 OF CLASS
1.       JAMES R. CISMOSKI, 53                                                            5,270 (1)                1.32%
         Director of First Evergreen or a Subsidiary
         Bank since 1976; President, Val-A Company,
         Inc., distributors of agricultural products.

2.       STEPHEN M. HALLENBECK, 56                                                       15,071 (2)                3.76%
         Director of First Evergreen or a Subsidiary Bank since
         1979; Executive Vice President of First National Bank
         of Evergreen Park (7) since 1985; Secretary/Treasurer
         of First Evergreen since 1991.

3.       KENNETH J. OZINGA, 46 (5)                                                       14,822 (3)                3.70%
         Director of First Evergreen or a Subsidiary Bank since
         1982; Chairman and President, First Evergreen and
         First National Bank of Evergreen Park. (7)

4.       MARTIN F. OZINGA, 56 (5)                                                         4,989 (4)                1.25%
         Director of First Evergreen or a Subsidiary Bank since
         1984.  Senior Vice President of First National Bank of
         Evergreen Park (7) through 1997.

5.       THOMAS PALMISANO, 52                                                            19,801 (6)                4.95%
         Director of First Evergreen or a Subsidiary Bank since
         1984; V.P. & Secretary, Suburban Development Resources,
         Ltd., a land development company.

         (1) Includes 2,602 shares held jointly with Mr. Cismoski's wife; 149 shares held by Mr. Cismoski's wife; and 861 shares held by Mr. Cismoski's minor children.

         (2) Includes 3,051 shares held jointly with Mr. Hallenbeck's wife; 10,276 shares held by Mr. Hallenbeck's wife; and 1,704 shares held by Mr. Hallenbeck's children.

         (3)     Includes 14,782 shares held jointly with Mr. Ozinga's wife.

         (4)     Includes 2,873 shares held jointly with Mr. Ozinga's wife.

         (5)     Messrs. Kenneth J. Ozinga and Martin F. Ozinga are cousins.

         (6) Includes 19,381 shares held in trust for the benefit of Mr. Palmisano's wife; and 380 shares held in trust for the benefit of Mr. Palmisano.

         (7) First National Bank of Evergreen Park is a subsidiary bank of First Evergreen.

BOARD MEETINGS AND COMMITTEES

The Board of Directors of the Company held a total of ten meetings during the year ended December 31, 1997. No director attended less than seventy-five percent of the meetings.

One director of the Company, James R. Cismoski, is a member of the Internal Audit Committee of First National Bank of Evergreen Park, the Company's sole subsidiary. The Committee is comprised of three other non-employee subsidiary directors and met six times during 1997. The Audit Committee recommends engagement of the Company's independent auditors and is primarily responsible for the scope and adequacy of the Company's internal control functions.

The Board of Directors has no nominating or compensation committee or committees performing the functions of such.

OWNERSHIP OF FIRST EVERGREEN COMMON STOCK BY CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth all persons known to First Evergreen to be the beneficial owner of more than five percent of First Evergreen Common Stock as of March 17, 1998. Beneficial ownership of securities generally means the power to vote or dispose of securities, regardless of any economic interest.

                                                           Number of Shares
                                                            and Nature of                Percent
Name and Address of Beneficial Owner                     Beneficial Ownership            of Class
Alfred E. Bleeker                                            31,474                        7.86%
Trust Dated 12/5/89
9514 South Springfield Avenue
Evergreen Park, Illinois  60805

Daniel Butler, Jr.                                           23,036 (1)                    5.76%
340 Lakeland Drive
Palos Park, Illinois  60464

First National Bank of Evergreen Park                        36,753 (2)                    9.18%
(a subsidiary of First Evergreen)
in various fiduciary capacities
3101 West 95th Street
Evergreen Park, Illinois  60805

All directors and officers as a group                        61,198                       15.29%
(eight persons)

                 Notes (1) and (2) appear on the following page

NOTES FROM PRECEDING PAGE - BENEFICIAL OWNERSHIP

         (1) Includes 11,254 shares held jointly with Mr. Butler's wife, 8,051 shares held by Mr. Butler's wife, 71 shares and 259 shares held in trust for the benefit of Mr. Butler and his wife, respectively, and 3,205 shares held by Mr. Butler's minor children.

         (2) First National Bank of Evergreen Park's Trust Department does not exercise voting power over any of these shares. No single beneficiary accounts for more than five percent of First Evergreen Common Stock. Excludes 330 shares controlled by beneficial owners herein listed.

APPOINTMENT OF INDEPENDENT AUDITORS

The Board of Directors recommends the appointment of Ernst & Young LLP to express an independent opinion on the financial statements and controls over financial reporting of First Evergreen in 1998. It is anticipated that a representative of Ernst & Young LLP will be present at the Meeting. If present, that representative will have an opportunity to make a statement on behalf of the accounting firm, if it desires, and will be available to respond to appropriate questions. In the absence of contrary directions from our stockholders, the proxies will be voted in favor of the election of Ernst & Young LLP as independent auditors of First Evergreen in 1998.

PROPOSALS OF STOCKHOLDERS

Proposals of Stockholders intended to be presented at the 1999 Annual Stockholders Meeting must be received by First Evergreen's President prior to January 6, 1999 for inclusion in the 1999 proxy statement and form of proxy.

GENERAL

The Board of Directors knows of no other matters to be acted upon at the Meeting. However, if any other matter is lawfully brought before the Meeting, the shares covered by your proxy will be voted thereon in accordance with the best judgement of the persons acting under such proxy.

First Evergreen is filing with the Securities and Exchange Commission Form 10-K for the year ended December 31, 1997. Copies of First Evergreen's Form 10-K will be sent to Stockholders without charge upon written request. That request should be directed to:

                          Chairman
                          FIRST EVERGREEN CORPORATION
                          3101 West 95th Street
                          Evergreen Park, IL  60805

                                     PROXY

This proxy is solicited by First Evergreen Corporation ("First Evergreen"), Evergreen Park, Illinois, for the Annual Meeting of Stockholders of First Evergreen to be held on the 23rd day of April, 1998, at 2:00 p.m. Central Daylight Savings Time, at the First National Bank of Evergreen Park, located at 3101 West 95th Street, Evergreen Park, Illinois.

The undersigned hereby appoints Ronald J. Homa and Robert C. Wall, with full power of substitution and revocation, to vote all the stock of First Evergreen owned by the undersigned and entitled to vote at the Annual Meeting of Stockholders of First Evergreen on the 23rd day of April, 1998, or any adjournment thereof, as effectively as the undersigned could so do if personally present.

1.       Election of Directors

         [ ]  FOR all nominees listed below (except as marked to the contrary)

         [ ] WITHHOLD AUTHORITY to vote for all nominees listed below (Instruction: To withhold authority to vote for any individual nominee, strike a line through the nominee's name in the list below.)

              James R. Cismoski, Stephen M. Hallenbeck, Kenneth J. Ozinga,
                          Martin F. Ozinga, Thomas Palmisano

2. Proposal to approve the appointment of Ernst & Young LLP as independent auditors for First Evergreen.

         [ ]  FOR               [ ]  AGAINST               [ ]  ABSTAIN

3. In their discretion, the proxies are authorized to vote upon such other business as may properly come before the Meeting.

This proxy, when properly executed, will be voted in the manner directed herein by the undersigned Stockholder. If no direction is made, this proxy will be voted for Proposal No. 1, Proposal No. 2, and Proposal No. 3, above.



                                          --------------------------------------

                                          --------------------------------------

                                          --------------------------------------

                                          Dated
                                                --------------------------------

Please sign exactly as your names appear on the First Evergreen stock certificates. When signing as attorney, executor, administrator, trustee, etc., please give full title as such.

PLEASE MARK, SIGN, DATE AND RETURN THE PROXY PROMPTLY, USING THE ENVELOPE PROVIDED.