Form 10-Q
period 1998-03-31
FIRST EVERGREEN CORP
filed 1998-05-12
CIK 278138

                                  ORIGINAL

                     SECURITIES AND EXCHANGE COMMISSION
                     ----------------------------------
                           Washington, D.C. 20549

                                  FORM 10-Q
                                  ---------
(Mark One)

 X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934. For the period ended March 31, 1998.

     Transition Report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934. For the transition period from ___________
     to ___________.


                       Commission file number 2-94209


                         FIRST EVERGREEN CORPORATION
                         ---------------------------
           (Exact name of registrant as specified in its charter)

Delaware                                                    36-2952700
--------                                                    ----------
(State or other jurisdiction                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


3101 W. 95th Street, Evergreen Park, Illinois               60805
---------------------------------------------               --------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code          (708) 422-6700
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

Common Stock  - $25.00 par value, 2,000,000 shares authorized, 432,842 shares issued and 400,261 shares outstanding at April 30, 1998.

                         FIRST EVERGREEN CORPORATION
                         ---------------------------


PART I  -  FINANCIAL INFORMATION

  ITEM 1  -  FINANCIAL STATEMENTS

                                                                        Page
                                                                        Numbers
                                                                        -------
       Consolidated Statements of Condition ................................  3
       Consolidated Statements of Income ...................................  4
       Consolidated Statements of Cash Flows ...............................  5
       Notes to Consolidated Financial Statements ..........................  6


  ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS ..........................  7


PART II  -  OTHER INFORMATION


  ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K ..............................  9


FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Condition
DOLLARS IN THOUSANDS EXCEPT SHARE DATA
(UNAUDITED)

                                                       March 31,   December 31,
                          ASSETS                         1998          1997
                                                      -------------------------
Cash and due from banks                               $   40,769   $   45,977
Federal funds sold                                        39,600       79,000
Available for sale securities                            174,255      149,466
Held to maturity securities
  U.S. Treasury obligations                               60,467       70,663
  U.S. Government agencies                               372,652      381,078
  Obligations of states and political subdivisions       204,198      184,938
  Mortgage-backed securities                              96,761       97,217
  Collateralized mortgage obligations                    179,043      188,007
  Other securities                                        16,829        7,265
                                                      ----------   ----------
    Total held to maturity                               929,950      929,168
      (Market value of $946,271 in 1998
      and $945,930 in 1997)
Loans - net                                              682,703      670,925
Bank premises and equipment (net)                         36,165       35,849
Accrued interest receivable                               19,511       17,669
Goodwill and other intangibles (net)                       3,229        3,439
Other assets                                               1,179        1,603
                                                      ----------   ----------
                                                      $1,927,361   $1,933,096
                                                      ==========   ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Demand deposits                                     $  185,415   $  197,448
  Savings deposits and NOW accounts                      580,422      562,654
  Money market accounts                                  103,409       97,062
  Time deposits                                          832,478      843,456
                                                      ----------   ----------
    Total deposits                                     1,701,724    1,700,620

Federal funds purchased and Securities sold
  under agreements to repurchase                          16,090       15,305
Accrued interest and other liabilities                    14,543       19,029
                                                      ----------   ----------
    Total liabilities                                  1,732,357    1,734,954
                                                      ==========   ==========

Stockholders' equity
  Common stock - authorized, 2,000,000 shares
    of $25 par value; issued, 432,842 shares
    in 1998 and 1997                                      10,821       10,821
Surplus                                                    4,815        4,815
Retained earnings                                        188,908      191,566
Accumulated other comprehensive income:
  Unrealized losses on Available for sale
    securities, net of income taxes                         (733)        (318)
                                                      ----------   ----------
                                                         203,811      206,884
Less treasury stock - at cost, 32,581 shares
  in 1998 and 32,446 shares in 1997                       (8,807)      (8,742)
                                                      ----------   ----------
    Total stockholders' equity                           195,004      198,142
                                                      ----------   ----------
                                                      $1,927,361   $1,933,096
                                                      ==========   ==========


The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
DOLLARS IN THOUSANDS EXCEPT SHARE DATA
(UNAUDITED)

                                                    Three months ended March 31
                                                    ---------------------------
                                                        1998          1997
Interest income
  Interest and fees on loans                        $   13,751    $   12,468
  Interest and dividends on investment securities
    Taxable securities                                  12,656        14,485
    Securities exempt from Federal taxes                 2,665         2,479
    Dividends                                              120            21
  Interest on available for sale securities              2,143         1,854
  Interest on Federal funds sold                           670           445
                                                    ----------    ----------
      Total interest income                             32,005        31,752
                                                    ----------    ----------
Interest expense
  Interest on deposits                                  16,717        16,548
  Interest on Federal funds purchased and Securities
    Sold under Agreements to Repurchase                    154           182
                                                    ----------    ----------
      Total interest expense                            16,871        16,730
                                                    ----------    ----------
      Net interest income                               15,134        15,022

Provision for loan losses                                  300           150
                                                    ----------    ----------
      Net interest income after provision
        for loan losses                                 14,834        14,872
                                                    ----------    ----------
Other operating income
  Service charges on deposit accounts                    1,001           795
  Trust department income                                  716           573
  Other income                                             474           347
  Net security gains (losses)                              733           (39)
                                                    ----------    ----------
      Total other operating income                       2,924         1,676

Other operating expenses
  Salaries and employee benefits                         6,107         6,175
  Net occupancy expense of bank premises                 1,000           970
  Equipment depreciation, rentals and maintenance          819           697
  Insurance                                                113           121
  Outside fees and services                                473           466
  Data processing                                          617           547
  Other expenses                                         1,569         1,703
                                                    ----------    ----------
      Total other operating expenses                    10,698        10,679
                                                    ----------    ----------
      Income before income tax expense                   7,060         5,869

Income tax expense                                       1,711         1,343
                                                    ----------    ----------
      NET INCOME                                    $    5,349    $    4,526
                                                    ==========    ==========

Net income per share                                $    13.36    $    11.27
                                                    ----------    ----------
Weighted average number of shares outstanding          400,300       401,617
                                                    ----------    ----------

The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS

                                                    Three months ended March 31
                                                    ---------------------------
                                                       1998            1997
Cash flows from operating activities :

Net income                                          $    5,349     $    4,526
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation and amortization          1,021            922
    Provision loan losses                                  300            150
    Amortization of investment security
      discounts/premiums                                   845          1,603
    Net (gain) loss  on investment securities             (733)            39
    Deferred income taxes                                  (90)           (53)
    Increase in accrued interest receivable             (1,842)        (3,980)
    (Increase) decrease in other assets                    738            505
    Net (decrease) increase in accrued interest
      and other liabilities                             (4,486)         4,117
                                                    ----------     ----------
      Net cash provided by operating activities          1,102          7,829

Cash flows from investing activities :

    Capital expenditures                                (1,127)          (947)
    Proceeds from maturity of securities held
      to maturity                                       97,259         40,587
    Purchases of securities held to maturity           (98,658)       (75,530)
    Proceeds from sales of securities
      available for sale                               244,880          4,964
    Purchases of securities available for sale        (269,802)        (4,960)
    Net Increase in loans                              (12,078)        (7,035)
                                                    ----------     ----------
      Net cash used by investing activities            (39,526)       (42,921)

Cash flows from financing activities :

    Net Increase (decrease) in demand, money market
      and savings accounts                              12,082        (13,711)
    Net (Decrease) increase in time deposits           (10,978)        16,721
    Net Increase in Federal funds purchased and
      Securities sold under agreements to repurchase       785          2,325
    Cash dividends paid                                 (8,008)        (6,828)
    Acquisition of treasury stock                          (65)           (36)
                                                    ----------     ----------
      Net cash used by financing activities             (6,184)        (1,529)
                                                    ----------     ----------

Decrease in cash and cash equivalents                  (44,608)       (36,621)
Cash and cash equivalents at beginning of period       124,977        108,854
                                                    ----------     ----------
Cash and cash equivalents at end of period          $   80,369     $   72,233
                                                    ==========     ==========

Supplemental disclosure of cash flow information :
    Cash paid during the period for :
      Interest                                      $   16,863     $   16,645
      Income taxes                                           0              0


                 FIRST EVERGREEN CORPORATION AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
                               March 31, 1998
                     Unaudited  -  Dollars in Thousands
NOTE  A
The unaudited interim consolidated financial statements of First Evergreen Corporation ("First Evergreen") include the accounts of First Evergreen and its subsidiary bank, First National Bank of Evergreen Park.

The unaudited interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reporting practices. The more significant policies are incorporated in the Notes to Financial Statements in the 1997 Annual Report and Form 10-K and should be read in conjunction herewith.

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

NOTE  C
In June, 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. SFAS No. 125 is effective for transactions occurring after December 31, 1996, however, the FASB issued an amendment that would delayed until January 1, 1998 the effective date of the Statement's provisions as they relate to repurchase agreements and similar transactions. The adoption of the Statement did not have a material effect on the consolidated financial statements.

In June, 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires comprehensive income and its components to be reported as part of the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this Statement did not materially change the company's statement presentation. Comprehensive Income is forth in the table below:

                                                        1998       1997
                                                        -----      -----
OTHER COMPREHENSIVE INCOME:
    Net Change in Unrealized losses on                  $<415>     $<486>
    available for sale securities, Net of Taxes
                                                        ------     ------
Total Comprehensive Income                              $4,934     $4,040
                                                        ======     ======


In June, 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which requires public entities to disclose financial and descriptive information about segments of their operations using a management approach. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The company will adopt this Statement for its Annual Report to shareholders.

Item 2  -  Management's Discussion and Analysis of Financial Condition and
             Results of Operations (Dollars in Thousands Except Share Data)

FINANCIAL CONDITION

During the three month period ended March 31, 1998, the deposit base increased $1,104, reaching $1,701,724. In the period, the volume of savings and money market accounts increased $17,768 and $6,347 while demand and time deposits decreased by $12,033 and $10,978. Despite growing pressures from other financial markets and interest rates on mid and short-term deposits remaining nearly unchanged, the bank did not experience any deposit runoff. During the same 1997 period, deposits increased $3,010 or .18%. In 1997, time deposits and money market accounts increased $16,721 and $2,091, respectively, while demand and savings deposits decreased by $13,314 and $2,488, respectively.

Interest earning assets decreased by $2,051 during 1998. The combined held to maturity and available for sale securities portfolios increased $25,571. Net loans continued to show strength rising 1.73% or $11,778. This growth was in part funded by a $39,400 decrease in Federal Funds sold.

For the three month period ended March 31, 1998, the average interest rate spread expressed on a tax equivalent basis (net interest margin) was 2.98%, a decline of eight basis points from the same 1997 period. During the same period, the return on interest earning assets remained constant at 7.45%, while the average cost of funds increased eight basis points to 4.47%. Financial market conditions generally dictate the return realized on average earning assets and the rates paid to depositors. However, management has a discretionary influence on the investment of assets and rates paid on deposits.

Annual return on average equity increased from 9.51% for the year ended December 31, 1997 to 11.19% at March 31, 1998 as annualized earnings increased by 19.76%. The annualized return on average assets increased 19 basis points to 1.13%.

Total shareholders' equity decreased $3,138 from $198,142 at December 31, 1997 to $195,004 at March 31, 1998. During this period, the net unrealized loss on available for sale securities increased $415, while treasury stock grew by $65. On January 9, 1998, a $20.00 per share dividend totaling $8,008 was paid to stockholders of record as of January 2, 1998.

The Tier I leveraged capital ratio decreased 17 basis points to 10.04%, while the total risk-based capital ratio decreased to 24.53%. Both capital ratios are monitored by Federal agencies which require minimums of 5% for Tier I leveraged ratio and 10% for total risk-based ratio to receive the highest classification of "well capitalized."

LIQUIDITY

The objective of liquidity management is to ensure that First Evergreen can meet its cash flow requirements and capitalize on opportunities on a timely basis. Liquidity is secured by managing the mix of items on the statement of condition and expanding sources of liquidity. At March 31, 1998, First Evergreen's sources of liquidity totaled $441,578, consisting of $227,723 in held to maturity securities maturing within one year, $39,600 in Federal Funds sold, and $174,255 in available for sale securities. Deposits totaled $1,701,724, yielding a liquidity ratio of 25.95%.

Earning assets with maturities of less than one year, one to five years and in excess of five years as a percentage of total earning assets totaled 33.26%, 34.37% and 33.37%, respectively. Similarly, approximately 47.74% of interest sensitive liabilities could be repriced within one year, 26.41% within one to five years and 25.85% in excess of five years.

Cash and cash equivalents decreased $44,608 during the three months ended March 31, 1998, reaching $80,369. These funds were redeployed to available for sale
(AFS) securities and loan portfolio. Operating activities contributed $1,102 primarily due to net income of $5,349 and a $4,486 decrease in accrued interest and other liabilities. Investing activities used $39,526, due to the increases in AFS securities and gross loans noted above. Financing activities consisted of a $1,104 increase in deposits, an $8,008 cash dividend paid to shareholders, purchases of treasury stock totaling $65, and a $785 increase in repurchase agreements.

As of March 31, 1998, the market value of the held to maturity investment portfolio exceeded book value by $16,321. Management has the positive intent and ability to hold these securities until maturity.

RESULT OF OPERATIONS - Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997.

Net interest income, before provision for loan losses, of $15,134 for the quarter ended March 31, 1998 represents a $112 increase from the same quarter last year. Net interest income (on a tax equivalent basis) also increased by $210 from the prior year's quarter. The average volume of interest earning assets increased $20,078, while their yield remained constant at 7.45%. The average volume of interest sensitive liabilities decreased $16,012, while the average cost of funds increased eight basis points to 4.47%. The net interest margin decreased eight basis points to 2.98% with a corresponding 17 point decrease in net yield on earning assets.

Other operating income increased $1,248 from the first quarter of 1997. The increase is primarily attributable to realized security gains of $733 in 1998, versus 1997 losses of $39. Additionally, revised fee schedules and volume increases were responsible for increases in service charges on deposit accounts and trust department income, which rose by $206 and $143, respectively. Other income rose $127 due to a change in the ATM fee structure.

Other operating expense increased $19. Salaries and employee benefits decreased $68. Salaries increased $148 due to annual salary adjustments and an increase in the number of employees necessitated by the opening of a new facility. Medical insurance decreased $162 as accruals were reduced in relationship with claims paid. Equipment and data processing increased $122 and $70, respectively. These increases relate to product technology enhancements, equipment repairs and profitability initiatives. Other expenses declined $134 due to decreased level of charitable contributions.

Current period income tax increased $368 due to a $1,191 increase in pretax income. The effective tax rate increased from 22.88 % in 1997 to 24.24% in 1998 as tax exempt interest represented a smaller percentage of pretax income in the latter period.

PART II  -  OTHER INFORMATION

  ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      Financial Data Schedule  -  Article 9

  (b) Report on Form 8-K under Section 13 or 15(d) of the Securities Exchange Act was filed April 27, 1998 regarding the agreement and plan of merger dated as of April 21, 1998 between First Evergreen Corporation and Old Kent Financial Corporation.




                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST EVERGREEN CORPORATION



Dated:  May 8, 1998                 BY: /s/ Stephen M. Hallenbeck
                                        ----------------------------
                                        Stephen M. Hallenbeck
                                        Secretary/Treasurer

                                        Signing on behalf of the Registrant and
                                        as Principal Financial Officer.