Form 10-Q
period 1998-06-30
FIRST EVERGREEN CORP
filed 1998-08-10
CIK 278138

                                    ORIGINAL

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                   FORM 10-Q
                                   ---------
(Mark One)

 X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934. For the period ended June 30, 1998.


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

Common Stock - $25.00 par value, 2,000,000 shares authorized, 432,842 shares issued and 400,261 shares outstanding at July 31, 1998.

                          FIRST EVERGREEN CORPORATION
                          ---------------------------


PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

                                                                         Page
                                                                         Numbers
                                                                         -------

        Consolidated Statements of Condition ..................................3
        Consolidated Statements of Income .....................................4
        Consolidated Statements of Cash Flows .................................6
        Notes to Consolidated Financial Statements ............................7



 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS ................................8



PART II - OTHER INFORMATION

 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ...................................11


FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Condition
DOLLARS IN THOUSANDS EXCEPT SHARE DATA
(UNAUDITED)

                                                       June 30,    December 31,
                      ASSETS                            1998           1997
                                                    ---------------------------
Cash and due from banks                             $   42,525      $   45,977
Federal funds sold                                      26,000          79,000
Available for sale securities                          183,657         149,466
Held to maturity securities
  U.S. Treasury obligations                             52,315          70,663
  U.S. Government agencies                             397,408         381,078
  Obligations of states and political subdivisions     206,318         184,938
  Mortgage-backed securities                            76,563          97,217
  Collateralized mortgage obligations                  147,013         188,007
  Other securities                                      16,974           7,265
                                                    ----------      ----------
    Total held to maturity                             896,591         929,168
      (Market value of $914,438 in 1998
      and $945,930 in 1997)
Loans - net                                            727,408         670,925

Bank premises and equipment (net)                       36,100          35,849
Accrued interest receivable                             18,254          17,669
Goodwill and other intangibles (net)                     3,018           3,439
Other assets                                             1,742           1,603
                                                    ----------      ----------
                                                    $1,935,295      $1,933,096
                                                    ==========      ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Demand deposits                                   $  187,941      $  197,448
  Savings deposits                                     580,558         562,654
  Money market accounts                                105,223          97,062
  Time deposits                                        821,068         843,456
                                                    ----------      ----------
    Total deposits                                   1,694,790       1,700,620
  Federal funds purchased and Securities sold
    under agreements to repurchase                      22,695          15,305
  Accrued interest and other liabilities                17,474          19,029
                                                    ----------      ----------
    Total liabilities                                1,734,959       1,734,954
                                                    ==========      ==========
  Stockholders' equity
    Common stock - authorized, 2,000,000 shares
      of $25 par value; issued, 432,842 shares
      in 1998 and 1997                                  10,821          10,821
    Surplus                                              4,815           4,815
    Retained earnings                                  193,786         191,566

    Accumulated other comprehensive income:
      Unrealized losses on Available for sale
        securities, net of income taxes                   (279)           (318)
                                                    ----------      ----------
                                                       209,143         206,884
    Less treasury stock - at cost, 32,581 shares
      in 1998 and 32,446 shares in 1997                 (8,807)         (8,742)
                                                    ----------      ----------
      Total stockholders' equity                       200,336         198,142
                                                    ----------      ----------
                                                    $1,935,295      $1,933,096
                                                    ==========      ==========


The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
DOLLARS IN THOUSANDS EXCEPT SHARE DATA
(UNAUDITED)

                                                     Three months ended June 30
                                                     --------------------------
                                                          1998         1997
Interest income
  Interest and fees on loans                           $ 14,204     $ 12,790
  Interest and dividends on investment securities
    Taxable securities                                   12,331       14,792
    Securities exempt from Federal taxes                  2,825        2,463
    Dividends                                               110           20
  Interest on available for sale securities               1,704        1,895
  Interest on Federal funds sold                            509          252
                                                       --------     --------
    Total interest income                                31,683       32,212
                                                       --------     --------
Interest expense
  Interest on deposits                                   16,777       16,856
  Interest on Federal funds purchased and Securities
    Sold under Agreements to Repurchase                     185          222
                                                       --------     --------
    Total interest expense                               16,962       17,078
                                                       --------     --------
    Net interest income                                  14,721       15,134

Provision for loan losses                                   500          300
                                                       --------     --------
    Net interest income after provision
      for loan losses                                    14,221       14,834
                                                       --------     --------
Other operating income
  Service charges on deposit accounts                     1,044          797
  Trust department income                                   749          772
  Other income                                              434          350
  Net security gains                                        337           24
                                                       --------     --------
    Total other operating income                          2,564        1,943

Other operating expenses
  Salaries and employee benefits                          5,811        6,101
  Net occupancy expense of bank premises                    976          955
  Equipment depreciation, rentals and maintenance           881          725
  Insurance                                                 113          122
  Outside fees and services                                 424          568
  Data processing                                           661          558
  Other expenses                                          1,668        1,688
                                                       --------     --------
    Total other operating expenses                       10,534       10,717
                                                       --------     --------
    Income before income tax expense                      6,251        6,060

Income tax expense                                        1,372        1,438
                                                       --------     --------
    NET INCOME                                         $  4,879     $  4,622
                                                       ========     ========
Net income per share                                   $  13.19     $  11.51
                                                       --------     --------
Weighted average number of shares outstanding           400,261      401,384
                                                       --------     --------

The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
DOLLARS IN THOUSANDS EXCEPT SHARE DATA
(UNAUDITED)

                                                      Six months ended June 30
                                                      ------------------------
                                                            1998      1997
Interest income
  Interest and fees on loans                             $ 27,955  $ 25,258
  Interest and dividends on investment securities
    Taxable securities                                     24,987    29,277
    Securities exempt from Federal taxes                    5,490     4,942
    Dividends                                                 230        41
  Interest on available for sale securities                 3,847     3,749
  Interest on Federal funds sold                            1,179       697
                                                         --------  --------
    Total interest income                                  63,688    63,964
                                                         --------  --------
Interest expense
  Interest on deposits                                     33,494    33,404
  Interest on Federal funds purchased and Securities
    Sold under Agreements to Repurchase                       339       404
                                                         --------  --------

    Total interest expense                                 33,833    33,808
                                                         --------  --------
    Net interest income                                    29,855    30,156

Provision for loan losses                                     800       450
                                                         --------  --------
    Net interest income after provision
      for loan losses                                      29,055    29,706
                                                         --------  --------
Other operating income
  Service charges on deposit accounts                       2,045     1,592
  Trust department income                                   1,465     1,345
  Other income                                                908       697
  Net security gains (losses)                               1,070       (15)
                                                         --------  --------
    Total other operating income                            5,488     3,619

Other operating expenses
  Salaries and employee benefits                           11,918    12,276
  Net occupancy expense of bank premises                    1,976     1,925
  Equipment depreciation, rentals and maintenance           1,700     1,422
  Insurance                                                   226       243
  Outside fees and services                                   897     1,034
  Data processing                                           1,278     1,105
  Other expenses                                            3,237     3,391
                                                         --------  --------
    Total other operating expenses                         21,232    21,396
                                                         --------  --------
    Income before income tax expense                       13,311    11,929

Income tax expense                                          3,083     2,781
                                                         --------  --------
    NET INCOME                                           $ 10,228  $  9,148
                                                         ========  ========
Net income per share                                     $  25.55  $  22.78
                                                         --------  --------
Weighted average number of shares outstanding             400,280   401,500
                                                         --------  --------

The accompanying notes are an integral part of these statements.

FIRST EVERGREEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS

                                                        Six months ended June 30
                                                        ------------------------
                                                           1998          1997
Cash flows from operating activities:

  Net income                                            $  10,228     $   9,148
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for depreciation and amortization           2,076         1,862
      Provision for loan losses                               800           450
      Amortization of investment security
        discounts/premiums                                  2,178         3,047
      Net (gain) loss  on investment securities            (1,070)           15
      Deferred income taxes                                   (90)         (106)
      Increase in accrued interest receivable                (585)       (1,509)
      (Increase) decrease in other assets                     (69)          320
      Net (decrease) increase in accrued interest
        and other liabilities                              (1,555)        1,633
                                                        ---------     ---------
        Net cash provided by operating activities          11,913        14,860

Cash flows from investing activities:

      Capital expenditures                                 (1,906)       (2,456)
      Proceeds from maturity of securities held
        to maturity                                       194,888        94,583
      Purchases of securities held to maturity           (163,993)     (115,465)
      Proceeds from sales of securities available
        for sale                                          349,147        94,019
      Purchases of securities available for sale         (382,705)      (94,064)
      Net increase in loans                               (57,283)      (26,560)
                                                        ---------     ---------
        Net cash used by investing activities             (61,852)      (49,943)

Cash flows from financing activities:

      Net increase (decrease) in demand, money market
        and savings accounts                               16,558       (14,675)
      Net (decrease) increase in time deposits            (22,388)       14,459
      Net increase in Federal funds purchased
        and Securities sold under
        agreements to repurchase                            7,390         3,575
      Cash dividends paid                                  (8,008)       (6,828)
      Acquisition of treasury stock                           (65)         (425)
                                                        ---------     ---------
        Net cash used by financing activities              (6,513)       (3,894)
                                                        ---------     ---------
Decrease in cash and cash equivalents                     (56,452)      (38,977)
Cash and cash equivalents at beginning of period          124,977       108,854
                                                        ---------     ---------
Cash and cash equivalents at end of period              $  68,525      $ 69,877
                                                        =========      ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                            $  33,922      $ 33,800
    Income taxes                                            3,075         2,500


                   FIRST EVERGREEN CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                 June 30, 1998
                       Unaudited  -  Dollars in Thousands
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

NOTE  C
In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires comprehensive income and its components to be reported as part of the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this Statement did not materially change the company's financial statement presentation. Comprehensive Income is forth in the table below:


                                                Three Months      Six Months
                                                Ended 6-30-98    Ended 6-30-98
                                               ---------------  ---------------
                                                 1998    1997     1998    1997
                                                 ----    ----     ----    ----
NET INCOME:                                    $ 4,879  $4,622  $10,228  $9,148
OTHER COMPREHENSIVE INCOME:
  Net Change in Unrealized losses on
  available for sale securities, Net of Taxes  $   454     821       39     335
                                               -------  ------  -------  ------

Total Comprehensive Income                     $ 5,333  $5,443  $10,267  $9,483
                                               =======  ======  =======  ======


In June, 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which requires public entities to disclose financial and descriptive information about segments of their operations using a management approach. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The company will adopt this Statement for its 1998 Annual Report to shareholders.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands Except Share Data)

FINANCIAL CONDITION

During the six month period ended June 30, 1998, the deposit base decreased $5,830 to $1,694,790. In the period, the volume of savings and money market accounts increased $17,904 and $8,161, while demand and time deposits decreased by $9,507 and $22,388. Despite growing pressures from other financial markets and interest rates on mid and short-term deposits remaining nearly unchanged, the bank did not experience any significant deposit runoff. During the same 1997 period, deposits decreased $216. In 1997, the volume of savings, demand and money market accounts declined $8,238, $6,159 and $278, respectively, while time deposits increased by $14,459.

Interest earning assets increased by $5,097 during 1998. The combined held to maturity and available for sale securities portfolios increased $1,614. Net loans continued to show strength rising 7.76% or $56,483. This growth was in part funded by a $53,000 decrease in Federal Funds sold.

For the six month period ended June 30, 1998, the average interest rate spread expressed on a tax equivalent basis (net interest margin) was 2.89%, a decline of 16 basis points from the same 1997 period. During the same period, the return on interest earning assets declined 15 basis points to 7.33%, while the average cost of funds increased one basis point to 4.44%. Financial market conditions generally dictate the return realized on average earning assets and the rates paid to depositors. However, management has a discretionary influence on the investment of assets and rates paid on deposits.

Annual return on average equity increased from 9.51% for the year ended December 31, 1997 to 10.50% at June 30, 1998 as annualized earnings increased by 13.86%. The annualized return on average assets increased 13 basis points to 1.07%.

Total shareholders' equity increased $2,194 from $198,142 at December 31, 1997 to $200,336 at June 30, 1998. During this period, the net unrealized loss on available for sale securities decreased $39, while treasury stock grew by $65. On January 9, 1998, a $20.00 per share dividend totaling $8,008 was paid to stockholders of record as of January 2, 1998.

The Tier I leveraged capital ratio increased two basis points to 10.19%, while the total risk-based capital ratio decreased to 23.77%. Both capital ratios are monitored by Federal agencies which require minimums of 5% for Tier I leveraged ratio and 10% for total risk-based ratio to receive the highest classification of "well capitalized."

LIQUIDITY

The objective of liquidity management is to ensure that First Evergreen can meet its cash flow requirements and capitalize on opportunities on a timely basis. Liquidity is secured by managing the mix of items on the statement of condition and expanding sources of liquidity. At June 30, 1998, First Evergreen's sources of liquidity totaled $397,922, consisting of $188,265 in held to maturity securities maturing within one year, $26,000 in Federal Funds sold, and $183,657 in available for sale securities. Deposits totaled $1,694,790, yielding a liquidity ratio of 23.48%.

Earning assets with maturities of less than one year, one to five years and in excess of five years as a percentage of total earning assets totaled 30.35%, 42.71% and 26.94%, respectively. Similarly, approximately 49.09% of interest sensitive liabilities could be repriced within one year, 25.34% within one to five years and 25.57% in excess of five years.

Cash and cash equivalents decreased $56,452 during the six months ended June 30, 1998, reaching $68,525. These funds were redeployed to available for sale (AFS) securities and the loan portfolio. Operating activities contributed $11,913, primarily due to net income of $10,228. Investing activities used $61,852, due to the increases in AFS securities and gross loans noted above. Financing activities consisted of a $5,830 decrease in deposits, an $8,008 cash dividend paid to shareholders, purchases of treasury stock totaling $65, and a $7,390 increase in repurchase agreements.

As of June 30, 1998, the market value of the held to maturity investment portfolio exceeded book value by $17,847. Management has the positive intent and ability to hold these securities until maturity.

RESULTS OF OPERATIONS - Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997.

Net interest income before provision for loan losses of $14,721 for the quarter ended June 30, 1998 represents a $413 decrease from the same quarter last year. To compensate for the growth of the loan portfolio, a loan loss provision of $500 was provided in the 1998 period versus $300 in the 1997 period. Net interest income (on a tax equivalent basis) decreased $201 from the prior year's quarter. The average volume of interest earning assets increased $32,109, while their yield decreased 19 basis points to 7.24%. The average volume of interest sensitive liabilities decreased $7,868, while the average cost of funds decreased two basis points to 4.41%. The net interest margin declined 17 basis points, while the net yield on earning assets decreased 10 basis points to 3.55%.

Other operating income increased $621 from the second quarter of 1997. The increase is attributable to 1998 security gains of $337 versus 1997 gains of $24 and a $247 increase in service charges on deposit accounts, resulting from revised fee schedules and volume increases. Other income rose $84 due to changes in the ATM fee structure.

Other operating expense decreased $183. Salaries and employee benefits decreased $290 as a modest increase in salary expense was offset by a decline in medical claims. Equipment and data processing increased $156 and $103 due to technology enhancements, equipment repairs and profitability initiatives. Outside fees and services declined $144 due to a 1997 charge related to ATM processing.

The provision for income taxes decreased $66 as tax exempt interest increased $362 in the 1998 period.

RESULTS OF OPERATIONS - Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997.

Net interest income, before provision for loan losses, of $29,855 represents a $301 decrease from the same 1997 period. Due to loan growth, the provision for loan losses in 1998 totaled $800, while $450 was provided in 1997. Net interest income (on a tax equivalent basis) increased by $9 from the prior year. The average volume of interest earning assets increased $26,126, while their yield declined 15 basis points to 7.33%. The average volume of interest sensitive liabilities decreased $11,918, while the average cost of funds increased one basis point to 4.44%. The net interest margin decreased 16 basis points to 2.89% with a corresponding 7 point decrease in net yield on earning assets.

Other operating income increased $1,869 from the same 1997 period. The increase is primarily attributable to realized security gains of $1,070 in 1998, versus 1997 losses of $15. Additionally, revised fee schedules and volume increases were responsible for increases in service charges on deposit accounts and trust department income, which rose by $453 and $120, respectively. Other income rose $211 due to a change in ATM fees.

Other operating expense decreased $164. Salaries and employee benefits decreased $358. Salaries increased $192 due to annual salary adjustments and an increase in the number of employees necessitated by the opening of a new facility. This increase was offset by a $369 decrease in medical insurance, as accruals were reduced in relationship with claims paid. Equipment and data processing increased $278 and $173, respectively. These increases relate to product technology enhancements, equipment repairs and profitability initiatives. Outside fees and services decreased $137 due to a 1997 ATM processing charge. Other expenses declined $154 due to decreased level of charitable contributions.

Current period income tax increased $302 due to a $1,382 increase in pretax income. The effective tax rate decreased from 23.31 % in 1997 to 23.16% in 1998.

PART II - OTHER INFORMATION

 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          The Annual Meeting of Shareholders of the Registrant was held on April 23, 1998, at which time 350,932 shares were cast in favor of re-electing the Board of Directors in its entirety and re-apppointing the independent audit firm of Ernst & Young LLP. Each director shall hold office until the next Annual Meeting of Shareholders and until his successor shall be elected and shall qualify.


 (a) Exhibits

     Financial Data Schedule - Article 9




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FIRST EVERGREEN CORPORATION



Dated: August 7, 1998             BY: /s/ Stephen M. Hallenbeck
                                      -----------------------------------
                                  Stephen M. Hallenbeck
                                  Secretary/Treasurer

                                  Signing on behalf of the Registrant and
                                  as Principal Financial Officer.