Form 10-Q/A
period 1998-06-30
FIRST EVERGREEN CORP
filed 1998-08-20
CIK 278138

                                    ORIGINAL


                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-Q
                                   ---------
(Mark One)


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
(UNAUDITED)


                                                     Three months ended June 30
                                                     --------------------------
                                                          1998         1997
Interest income
  Interest and fees on loans                           $ 14,204     $ 12,790
  Interest and dividends on investment securities
    Taxable securities                                   12,331       14,792
    Securities exempt from Federal taxes                  2,825        2,463
    Dividends                                               110           20
  Interest on available for sale securities               1,704        1,895
  Interest on Federal funds sold                            509          252
                                                       --------     --------
    Total interest income                                31,683       32,212
                                                       --------     --------
Interest expense
  Interest on deposits                                   16,777       16,856
  Interest on Federal funds purchased and Securities
    Sold under Agreements to Repurchase                     185          222
                                                       --------     --------
    Total interest expense                               16,962       17,078
                                                       --------     --------
    Net interest income                                  14,721       15,134

Provision for loan losses                                   500          300
                                                       --------     --------
    Net interest income after provision
      for loan losses                                    14,221       14,834
                                                       --------     --------
Other operating income
  Service charges on deposit accounts                     1,044          797
  Trust department income                                   749          772
  Other income                                              434          350
  Net security gains                                        337           24
                                                       --------     --------
    Total other operating income                          2,564        1,943

Other operating expenses
  Salaries and employee benefits                          5,811        6,101
  Net occupancy expense of bank premises                    976          955
  Equipment depreciation, rentals and maintenance           881          725
  Insurance                                                 113          122
  Outside fees and services                                 424          568
  Data processing                                           661          558
  Other expenses                                          1,668        1,688
                                                       --------     --------
    Total other operating expenses                       10,534       10,717
                                                       --------     --------
    Income before income tax expense                      6,251        6,060

Income tax expense                                        1,372        1,438
                                                       --------     --------
    NET INCOME                                         $  4,879     $  4,622
                                                       ========     ========
Net income per share                                   $  12.19     $  11.51
                                                       --------     --------
Weighted average number of shares outstanding           400,261      401,384
                                                       --------     --------

The accompanying notes are an integral part of these statements.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FIRST EVERGREEN CORPORATION




Dated: August 20, 1998            BY: /s/ Stephen M. Hallenbeck
                                      -----------------------------------
                                  Stephen M. Hallenbeck
                                  Secretary/Treasurer


                                  Signing on behalf of the Registrant and
                                  as Principal Financial Officer.